Form 10-Q
period 1994-01-08
EGGHEAD INC /WA/
filed 1994-02-14
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                 FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period from 	October 17, 1993 to January 8, 1994

                                    or

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             			to



                       Commission File Number  0-16930



                                EGGHEAD, INC.
             (Exact name of registrant as specified in its charter)

	           Washington                                 	91-1296187
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

	       22011 S.E. 51st
	    Issaquah, Washington	                               	98027
(Address of principal executive offices)               (Zip Code)

                              (206) 391-0800
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              YES _x  NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

		                                                  	Outstanding at
		       Class	                                     February 5, 1994
	    Common Stock	                                      17,121,438
	$.01 par value	shares

                        PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements and Supplementary Data
Refer to Exhibit 99 for the results of the limited review performed by Arthur
Andersen & Co., independent public accountants.

EGGHEAD, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)
                                                 	   January 8,    	April 3,
		                                                      1994       			1993
		                                                          (unaudited)
ASSETS
Current assets:
  	Cash and cash equivalents	                       	$20,968		       $26,386
	  Accounts receivable, net of allowance for
    	doubtful accounts of $2,818 and $2,391,
     respectively                           		        77,309          64,720
	  Merchandise inventories (Note 2)                 	161,581        	137,158
	  Prepaid expenses and other current assets	         	3,532	         	3,219
	  Current deferred income taxes (Note 3) 		           7,851		         7,850
		     Total current assets		                        271,241		       239,333
Property and equipment, net		                         20,713		        21,214
Non-current deferred income taxes (Note 3)		           1,895	          1,927
Other assets				                                       2,801             742
						                                              $296,650		      $263,216

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  	Notes payable to banks (Note 5)			               $      -        $      -
	  Accounts payable	                                 130,947	         99,976
	  Accrued liabilities	                               19,810	         16,141
	  Income taxes payable 	                                  -            	795
	  Current portion of capital lease obligations		        291		           710
		     Total current liabilities	                    151,048	        117,622
Capital lease obligations, less current portion  	       253	          1,097
Deferred rent			                                       1,528		         1,507

		     Total liabilities		                           152,829		       120,226

Commitments and contingencies (Notes 6 and 7)

Shareholders' equity:
	    Common stock, $.01 par value:  50,000,000
     		shares authorized; 17,121,438 and 16,982,737
		     shares issued and outstanding, respectively	      171	           170
	    Additional paid-in capital                     	120,282       	119,242
	    Retained earnings	                              	23,368       		23,578
		     Total shareholders' equity		                  143,821		      142,990
					                                               $296,650	     	$263,216

See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
                                    		12 Weeks Ended		    	40 Weeks Ended
		                                      (unaudited)    	   		(unaudited)

	                                 January 8,	January 2,	January 8,	January 2,
		                               				1994	    		1993	    		1994    			1993
Net sales		                      	$208,593  	$188,251  	$583,460  	$529,849

Cost of sales, including certain
	buying, occupancy, and
	distribution costs	              	182,973  		161,323	  	504,547	  	452,674

Gross margin			                     25,620    	26,928    	78,913    	77,175

Selling, general, and
	administrative expense	            21,228	    19,151	    68,332	    61,856

Provision for restructuring costs	       -	     1,700	     4,400	     1,700

Depreciation and amortization
	expense, net of amounts
	included in cost of sales		         2,135		    1,676		    6,509		    5,209

Operating income (loss)	             2,257	     4,401	      (328)	    8,410

Other (expense) income:
	Interest expense                     	(10)      	(33)      	(67)     	(225)
	Interest income 		                    147	        31	       289        195
	Other, net			                         (81)		    (617)		    (135)		    (677)

Income (loss) before income taxes 	  2,313	     3,782	      (241)	    7,703

Income tax benefit (provision)	      	(902)	  	(1,475)	      	94	   	(3,004)

Net income (loss)			                $1,411		   $2,307	     $(147)		  $4,699

Earnings (loss) per share (Note 4)		 $0.08		    $0.14		   $(0.01)		   $0.27

Weighted average common shares
	and common equivalent
	shares outstanding		               17,135		   16,981		   17,078		   17,175






See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
                                                      		40 Weeks Ended
		                                                        (unaudited)
	                                                  January 8,     January 2,
									                                            1994		        	1993
Cash flows from operating activities:
  	Net income (loss)				                               $(147)	       $4,699
	  Adjustments to reconcile net income to
	    net cash provided (used) by operating
     activities:
		     Depreciation and amortization		                 7,798	         6,765
		     Deferred rent		                                    22           	199
		     Deferred income taxes		                            31        	(1,285)
		     Stock issued as compensation		                    552	             -
		     Loss on disposition of assets		                   150	           667
		     Changes in assets and liabilities:
			      Accounts receivable, net		                  (12,649)	       (8,743)
			      Merchandise inventories		                   (24,501)	      (34,657)
			      Prepaid expenses and other current assets		    (314)          (860)
			      Other assets 		                              (2,172)	          (92)
			      Accounts payable		                           31,077	        37,275
			      Accrued liabilities		                         3,671	         6,583
			      Income taxes payable				                       (795)		         975
				       Total adjustments				                       2,870		        6,827

			      Net cash provided by operating activities  			2,723       		11,526

Cash flows from investing activities:
   	Additions to property and equipment	             	(8,275)       	(8,344)
	   Proceeds from sale of equipment				                   96		           65

	       	Net cash used by investing activities				    (8,179)       	(8,279)

Cash flows from financing activities:
   	Payments on capital lease obligations	             	(428)         	(418)
	   Proceeds from stock issuances			                     488		          741

			      Net cash provided by financing activities			     60	           323

Effect of exchange rates on cash			                     	(22)           		-

Net increase (decrease) in cash		                    	(5,418)	        3,570
Cash at beginning of period				                       26,386		       19,300

Cash at end of period				                            $20,968		      $22,870

Supplemental disclosures of cash paid:
  	Interest						                                        $64		         $223
	  Income taxes			                                      $915	        $3,368

See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 53 week period ended April 3, 1993, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 12 and 40 week periods ended January 8, 1994, are not necessarily indicative of the results that may be expected for the full year.

Note 2 Merchandise Inventories

The majority of merchandise inventories are accounted for using the moving weighted average cost method. The remainder are accounted for using the first-in first-out cost method. All inventories are stated at the lower of cost or market.

Note 3 Income Taxes

Deferred income taxes result from temporary differences in certain items for income tax and financial reporting purposes.

Note 4 Earnings (Loss) Per Share

Primary earnings per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. The effect of common equivalent shares was not included in computation of the loss per share amount for the 40 week period ended January 8, 1994, because it was anti-dilutive.

EGGHEAD, INC. AND SUBSIDIARIES

(Unaudited)

Note 5 Notes Payable to Banks

Effective October 1, 1993, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to
$50,000,000 through September 30, 1994.  Each bank provides a
$25,000,000 line of credit and one bank serves as agent for the agreement.  The Company may elect interest rates on the notes based on the participating banks' rates on overnight funds, or on the agent bank's rate on certificates of deposit, LIBOR, or prime rate.  The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements.  The
Company was in compliance with the financial covenants as of January 8,
1994.  A summary of borrowings under the lines of credit follows (in thousands):
                                          	12 Weeks Ended 	   40 Weeks Ended
	                                         January 8, 1994	   January 8, 1994

    Maximum amount outstanding	               $3,200	            $5,950
    Average amount outstanding                  	114	               365
    Weighted average interest rate on
	     borrowings	                               3.72%	             3.88%

Note 6 Leases

The Company leases all its retail stores, corporate, government, and education sales offices, it's distribution facilities in Lancaster, Pennsylvania and Sacramento, California, and it's headquarter facilities in Issaquah, Washington, under operating leases with terms ranging from one to eleven years. As of January 8, 1994, the future minimum rental payments under these operating leases were as follows (in thousands):

	               Fiscal Year
	               1994 (remainder)		               $3,647
	               1995	                            13,609
	               1996	                            12,637
	               1997	                            11,160
	               1998	                             7,605
	               Thereafter		                      4,869
	               Total minimum payments		        $53,527

EGGHEAD, INC. AND SUBSIDIARIES

(Unaudited)

Note 7 Contingency

On September 16, 1993, two purchasers of the Company's securities, individually and on behalf of a proposed class of purchasers between
February 11, 1992 and   November 18, 1992, filed a lawsuit against the
Company, a current officer and two former officers who were also directors, asking for unspecified damages and alleging certain violations of the Securities Exchange Act of 1934, as amended, the Washington State Securities Act and the Washington Consumer Protection Act. The suit, Finucan v. Egghead, Inc., et al., was filed in the United States District Court of the Western District of Washington. Plaintiffs allege in general that the company and its officers made material false statements and omissions in connection with the Company's public announcements and disclosures. With respect to the individual defendants, plaintiffs also allege that they sold stock while in the possession of material non-public information. The Company and the individual defendants intend to vigorously oppose the action.


Note 8 Reclassifications

Certain reclassifications have been made to the fiscal 1993 financial statements to conform to the fiscal 1994 presentation.

ITEM 2.	Management's Discussion and Analysis of Results of
			Operations and Financial Condition

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Fiscal quarters are such that the first quarter consists of 16 weeks, the second and third quarters are each 12 weeks, and the fourth quarter consists of the remaining 12 or 13 weeks.

RESULTS OF OPERATIONS

The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                           Percentage of Net Sales
	                                 Third quarter   	         Year to Date
	                                12 Weeks Ended	           40 Weeks Ended
	                           January 8,  	January 2,	  January 8,	  January 2,
		                            1994			      1993			      1994			      1993
	Net sales	                  100.0%	      100.0%	      100.0%	      100.0%
	Cost of sales, including
   certain buying, occupancy,
   and distribution costs	    87.7	        85.7	        86.5	        85.4
	Gross margin	                12.3	        14.3	        13.5	        14.6
	Selling, general, and
   administrative expense	    10.2	        10.2	        11.7	        11.7
	Provision for restructuring
   costs	                        -	         0.9	         0.7	         0.3
	Depreciation and amortization
   expense, net of amounts
   included in cost of sales	  1.0	         0.9	         1.1          1.0
	Operating income (loss)	      1.1	         2.3	           -	         1.6
	Other income (expense)	         -	        (0.3)	          -	        (0.1)
	Income (loss) before income
   taxes	                      1.1	         2.0	           -	         1.5
	Income tax benefit
   (provision)	               (0.4)	        0.8	           -	         0.6
	Net income (loss)	            0.7	         1.2	           -	         0.9

Net sales of $208.6 million for the 12 week period ended January 8, 1994, were 11% greater than net sales of $188.3 million for the 12 week period ended January 2, 1993.

Year-to-date sales of $583.5 million for the 40 week period ended January 8, 1994 were 10% greater than net sales of $529.8 million for the 40 week period ended January 2, 1993.

The corporate, government, and education group ("CGE") generated 45% of total net sales during the third quarter of fiscal 1994, with 55% generated by retail operations. This compares to 50% generated by CGE and 50% generated by retail operations in the third quarter of fiscal 1993.

Year-to-date fiscal 1994, CGE generated 53% of total net sales with the remaining 47% generated by retail operations. This compares to 57% for CGE and 43% for retail year-to-date last year.

Corporate, Government, and Education Sales
Corporate, government and education sales decreased $1.2 million, or 1%, from $94.9 million in the third quarter of fiscal 1993 to $93.7 million in the third quarter of fiscal 1994. The Company lowered prices during the second quarter of fiscal 1994 to improve its competitive position. During the third quarter of fiscal 1994, there was a decrease in the average selling price per unit compared to the third quarter last year, while the number of units sold increased slightly. Management believes its restructuring initiative in CGE is impacting sales.

Year-to-date fiscal 1994 CGE sales of $311.5 million increased $10.2 million, or 3%, compared to $301.3 million year-to-date last year.

Retail Sales
Retail sales of $114.9 million in the third quarter of fiscal 1994 increased $21.5 million, or 23%, compared to $93.4 million in the same quarter a year ago. Comparable retail store sales increased 18% in the third quarter of fiscal 1994 compared to the third quarter a year ago. There was also an increase in mail order sales due partly to the acquisition of a new mail order subsidiary, MPI (d/b/a Mac's Place), during the second quarter of fiscal 1994.

The Company lowered prices during the second quarter of fiscal 1994 to improve its competitive position. The number of units sold increased during the third quarter of fiscal 1994, compared to the third quarter last year.

Year-to-date fiscal 1994 retail sales of $272.0 million increased $43.5 million, or 19%, compared to $228.5 million year-to-date last year. Year-to-date comparable retail store sales increased 11% compared to last year.

The comparable store sales increases in the first few weeks of the fourth quarter were significantly less than in the third quarter.

Retail Locations
During the third quarter this year, the Company opened no new stores and closed one. Since the end of the third quarter last year, the Company has opened six stores and closed 18. As of the end of the third quarter of fiscal 1994, the Company operated 194 retail stores, compared to 206 at the end of the third quarter a year ago.

Gross margin as a percentage of net sales was 12.3% in the third quarter of fiscal 1994, compared to 14.3% in the third quarter last year. Year-to-date gross margin as a percentage of sales was 13.5% in fiscal 1994, compared to 14.6% in fiscal 1993. The Company lowered prices in both its CGE and Retail businesses during the second quarter of fiscal 1994 to improve its competitive position. As discussed in the Company's previous Forms 10-Q, gross margin as a percentage of sales has been impacted by industry-wide pricing pressure related to both competitors' pricing and vendors' pricing.

The factors discussed above which reduced gross margin as a percentage of sales were partially offset by certain costs, such as retail occupancy and distribution costs, remaining relatively constant while sales increased. Also offsetting the decline was the impact of retail sales making up a larger percentage of total sales compared to last year. Retail sales, compared to CGE sales, typically have higher margins and lower volume per transaction.

Management anticipates margins will continue to be lower than last year.

Selling, general, and administrative expense was 10.2% of net sales in the third quarters of fiscal 1994 and fiscal 1993. Year-to-date SG&A expense was 11.7% of net sales in fiscal 1994 and fiscal 1993. As discussed in the Company's previous Forms 10-Q, the Company took restructuring charges in the first quarter of fiscal 1994 and in fiscal 1993, to lower its cost structure to improve its ability to compete.

Savings associated with this restructuring were offset by a change in marketing revenue. SG&A expense also includes expenses from Mac's Place, the Company's new mail order subsidiary.

Provision for restructuring costs were $4.4 million, or 0.7% of year-to-date fiscal 1994 net sales, and $1.7 million, or 0.3% of year-to-date fiscal 1993 net sales.

Income tax benefit (provision) was a $0.9 million provision for the third quarter fiscal 1994, compared to $1.5 million in the third quarter a year ago. In the third quarter and year-to-date for fiscal years 1994 and 1993, the Company's effective tax rate was 39%.

FINANCIAL CONDITION

Cash and cash equivalents decreased $5.4 million, from $26.4 million at the end of fiscal 1993 to $21.0 million at January 8, 1994. There was a reduction in net income and a larger increase in accounts receivable during the first three quarters of fiscal 1994 compared to the first three quarters last year, as presented in the Consolidated Statement of Cash Flows for the 40 weeks ended January 8, 1994, on page 3.

Accounts receivable, net increased $12.6 million, from $64.7 million at April
3, 1993 to   $77.3 million at the end of the third quarter of fiscal 1994.
Third party credit card receivables and vendor rebate receivables increased due to the timing of receiving payments.

Merchandise inventories increased $24.4 million, from $137.2 million at April 3, 1993, to $161.6 million at the end of the third quarter of fiscal 1994. During the third quarter of fiscal 1994, the Company added to existing inventory levels for the Christmas season. Inventory of $161.6 million at the end of the third quarter of fiscal 1994 is comparable to $157.2 million at the end of the third quarter last year.

Current and non-current deferred income taxes totaling $9.7 million and $9.8 million at January 8, 1994, and April 3, 1993, respectively, resulted from taxes paid on temporary differences which caused taxable income to exceed financial reporting income.

Accounts payable increased $30.9 million, from $100.0 million at the end of fiscal 1993, to $130.9 million at January 8, 1994. The increase was due mainly to the increase in inventory discussed above. As a percentage of total inventory, accounts payable (leveraging) was 73% at the end of fiscal 1993 and 81% at January 8, 1994. Leveraging was relatively high at the end of fiscal 1993, partly because inventory for new product introductions had just been received with terms that did not required payment until after that date. Leveraging was even higher at January 8, 1994 due mainly to extended credit terms from some vendors for seasonal purchases.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.7 million for the 40 weeks ended January 8, 1994, compared to $11.5 million provided by operating activities during the same period a year ago. Contributing to the decrease were a reduction in net income and a larger increase in accounts receivable during the first three quarters of fiscal 1994 compared to the first three quarters last year. Third party credit card receivables increased due to favorable renegotiation of fees in exchange for a slower payment schedule. For further information on net cash provided by operating activities, see the Consolidated Statement of Cash Flows for the 40 weeks ended January 8, 1994, on page 3.

The average amount of debt outstanding during the third quarter of fiscal 1994
was           $0.1 million, compared to $1.3 million during the same quarter a year ago. During the third quarter of fiscal 1994, working capital requirements and capital expenditures were financed from operations and short-term borrowings.

Effective October 1, 1993, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings up to $50 million through September 30, 1994. Each bank provides a $25 million line of credit and one bank serves as agent for the agreement. The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. The Company was in compliance with all
financial covenants and had no outstanding borrowings on             January
8, 1994.

The Company expects that working capital requirements in the foreseeable future will be satisfied by cash flow from operations and borrowings under these lines of credit. Depending on its rate of growth, the Company may in future years require additional financing, including bank borrowings and further issuances of debt and/or equity securities.

Part II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings

     See Note 7 to the Consolidated Financial Statements on page 7 of this report on Form 10-Q for information concerning certain litigation.


ITEM 4.	Submission of Matters to a Vote of Security Holders

     None.


ITEM 6.	Exhibits and Reports On Form 8-K

a. 	Exhibits
    None.

b. 	Reports on Form 8-K
    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		                                   EGGHEAD, INC.
		                                   (Registrant)




Date:  	February 10, 1994		          By	/s/Carolyn J. Tobias
					                                   Carolyn J. Tobias
	                                       Senior Vice President,
	                                       Chief Financial Officer

                                                                  	Exhibit 28







REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Egghead, Inc.:

We have made a review of the accompanying condensed consolidated balance sheet of Egghead, Inc. (a Washington corporation) and subsidiaries as of January 8, 1994, and the related consolidated statements of operations and cash flows for the 12 and 40 week periods ended January 8, 1994, and January 2, 1993, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.










Seattle, Washington,
February 3, 1994.