Form 10-K
period 1994-04-02
EGGHEAD INC /WA/
filed 1994-06-21
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
	X		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
	 		EXCHANGE ACT OF 1934 For the fiscal year ended April 2, 1994
                                     OR
  		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	  	SECURITIES EXCHANGE ACT OF 1934 For the transition period from
		  ________ to ________

                       Commission file number 0-16930

                               EGGHEAD, INC.
            (Exact name of registrant as specified in its charter)

Washington	                                            91-1296187
(State or other jurisdiction of	                      (I.R.S. Employer
incorporation or organization)	                      Identification No.)

22011 S.E. 51st Street
Issaquah, Washington	                                     98027
(Address of principal executive offices)	              (Zip Code)

Registrant's telephone number, including area code: (206) 391-0800 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes		X		No

Indicate by check mark if disclosure of delinquet filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this this Form 10-K or any amendment to this Form 10-K.

To the best of Egghead, Inc.'s knowledge, the aggregate market value of the voting stock held by non-affiliates of the registrant at May 27, 1994 was $117,558,819.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                     	Outstanding at
                                                   	Class	May 27, 1994
	Common Stock, $.01 par value	                      17,121,438 shares


                      DOCUMENTS INCORPORATED BY REFERENCE


List hereunder the following documents if incorporated by reference and the
Part of the    Form 10-K into which the document is incorporated:  Portions of the registrant's definitive Proxy Statement relating to the Company's 1994 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                            PAGE 1 OF 42 PAGES
                      EXHIBIT INDEX APPEARS ON PAGE 39


                               EGGHEAD, INC.

                             TABLE OF CONTENTS



                                                                  		Page


                                 PART I

Item 1.	Business       	. . . . . . . . . . . . . . . . . . . . . . .	3
Item 2.	Properties	      . . . . . . . . . . . . . . . . . . . . . .	10
Item 3.	Legal Proceedings     	. . . . . . . . . . . . . . . . . . .	11
Item 4.	Submission of Matters to a Vote of Security Holders     	. .	11


                                 PART II

Item 5.	Market for the Registrant's Common Equity and Related
       	Shareholder Matters     	. . . . . . . . . . . . . . . . . .	12
Item 6.	Selected Financial Data     	. . . . . . . . . . . . . . . .	13
Item 7.	Management's Discussion and Analysis of Financial
	       Condition and Results of Operations     	. . . . . . . . . .	16
Item 8.	Financial Statements and Supplementary Data     	. . . . . .	22
Item 9.	Changes in and Disagreements with Accountants on
       	Accounting and Financial Disclosure     	. . . . . . . . . .	37


                                PART III

Item 10.	Directors and Executive Officers of the Registrant   	. . .	38
Item 11.	Executive Compensation   	. . . . . . . . . . . . . . . . .	38
Item 12.	Security Ownership of Certain Beneficial Owners and
        	Management   	. . . . . . . . . . . . . . . . . . . . . . .	38
Item 13.	Certain Relationships and Related Transactions   	. . . . .	38


                                PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on
        	Form 8-K   	. . . . . . . . . . . . . . . . . . . . . . . .	39


                                PART I

Item 1.	Business

General

Egghead, Inc. (Egghead or the Company), a personal computer (PC) software and hardware reseller, serves a diverse customer base consisting of businesses, government agencies, educational institutions, and individuals. As of April 2, 1994, the Company had 13 corporate, government, and education (CGE) regional sales support centers, 189 company-operated retail stores, and two mail order groups.

Egghead, Inc., a Washington corporation, was incorporated in 1988 and is the successor to a corporation which was incorporated in Washington in 1984. Egghead, Inc. is the parent company of DJ&J Software Corporation, Eggspert Software, Ltd., EH Direct, Inc., and Egghead International, Inc. EH Direct, Inc. is the parent company of MPI Corporation, d/b/a, Rocky Mountain Computer Outfitters.

DJ&J Software Corporation, the Company's primary operating subsidiary, was incorporated in Washington in 1983. Eggspert Software, Ltd., a Canadian subsidiary, was incorporated in fiscal year 1989. EH Direct, Inc. and Egghead International, Inc., were incorporated in Washington in fiscal year 1994. Unless the context indicates otherwise, references to the "Company" and "Egghead" include Egghead, Inc., and its subsidiaries.

In fiscal years 1994, 1993, and 1992, sales to corporations, government agencies, and educational institutions served by Egghead's CGE sales group accounted for approximately 52%, 56%, and 57% of the Company's total net sales, respectively. The remaining net sales were generated through its retail stores and mail order groups, mainly from sales to individuals and small businesses.

Egghead's CGE sales group targets three main types of accounts:
corporations, government agencies nationwide (federal, state, and local), and educational institutions. These customers are served by well-trained outside sales representatives and inside sales support staff, who provide customers with competitive prices, fast delivery, and individualized service.

Egghead's retail stores offer a broad in-store selection of products at competitive prices, as well as special order capabilities for additional products. On April 2, 1994, the Company operated stores located throughout the United States and Western Canada in 56 western cities, 61
eastern cities, and 48 mid-western cities.   The Company employs a
knowledgeable sales staff committed to providing customers with software technology solutions. The Company will continue to evaluate individual store performance and make changes in the ordinary course of business in fiscal year 1995.

Market Overview

The software industry is undergoing a noticeable degree of consolidation as large software publishers acquire either other software publishers or complete software products. Smaller software publishers are attempting to concentrate on specialized products in limited markets.

Both businesses and individual consumers have shown an increasing preference for integrated software packages which combine word processing, spreadsheet, presentation, and database software. These integrated packages are appealing to the consumer for several reasons. The purchase cost of an integrated software package is lower than if the individual components were purchased separately. In addition, integration reduces some of the complexity and learning time involved in using software. Integrated software packages also help standardize the computing environment for Local Area Networks (LANs), which are becoming more common in the business world. This shift toward integration and standardization is viewed by many companies as a way to significantly reduce the cost of supporting PC applications in their organizations.

The growing market for workgroup computing software has also affected the corporate, government, and education segments. This category of software provides the ability for groups of people to exchange messages, documents, and data easily over an electronic network, and has become increasingly important to businesses as a tool for increasing employee efficiency. Many software publishers continue to develop and improve workgroup software, and view workgroup computing as one of the most important applications of computer technology in this decade.

The increasing complexity of software has lead many organizations to seek additional technical, asset management, and software distribution services. Many organizations are now outsourcing their microcomputer software servicing, and developing partnerships between software resellers and technical service firms.

Prices of microprocessor chips continue to fall due to increased competition among computer manufacturers. Competitors in the IBM*- compatible PC microprocessor market, and the availability of new types of microprocessors in the market (i.e., Power PC by Motorola/IBM), continue to force PC prices down. Lower PC prices have resulted in increased sales of PCs to businesses and individual consumers.

Price performance improvements in microcomputer hardware and the availability of CD-ROM technology have had a dramatic impact on the retail segment of the market. Sales of PC hardware accessories, such as multimedia hardware and modems, have increased as consumers enhance their PCs. Multimedia capability has enabled home users to more effectively use microcomputers for educational and entertainment purposes.

Products and Services

Egghead sells PC software programs and related products, PC hardware, computer-related magazines and books, tutorials, and selected peripheral devices and accessories. Certain of these products are sold under the "Egghead" private label. Egghead has approximately 1,600 software programs (including both IBMr-compatible and Appler Macintoshr software packages) and other products in its retail stores, and thousands more available for delivery from the Company's distribution centers or through special order.

The Company's CGE sales group also sells volume license agreements and vendor maintenance agreements. Volume license agreements typically entitle customers to predetermined price discounts based on their purchase volume. Maintenance agreements entitle customers to all upgrades of certain products during a specified period of time. Due to the significant cost savings to corporate, government, and education customers, management believes this trend toward volume license and maintenance agreements will continue.

The Company offers a broad array of customer support services to assist customers in the selection and administration of their software purchases, including the following:

	Custom Updates and Eggstras (CUESM) program - a preferred customer membership program providing discounts and other benefits in the retail stores. CUESM also provides the Company with a valuable database of customers, their PC equipment profiles, and a history of their software purchases.



	Customer Usage Report - a report for corporate, government, and education customers that lists purchasing activity for up to the previous 15 months. Over 600 of these reports are generated for customers each month.

	Eggheadr Express* - a Windows-based PC application which allows customers to verify price and inventory, send orders, check the status of orders, and exchange messages with Egghead electronically.

	Electronic Bulletin Board - a comprehensive library of the most commonly needed patches and drivers which can be down-loaded to CGE customers.

	Electronic Data Interchange (EDI) - the ability to conduct business electronically using electronic business documents based on published national and industry standards. As of April 2, 1994, the Company conducted business with over 50 customers using EDI. In fiscal year
1994, the Company extended this system to transactions with suppliers.

	Master Upgrade Agreement - a single agreement authorizing a U.S. organization to upgrade products from sixteen manufacturers without the administrative burden of collecting the title pages, serial numbers, or other proof of ownership for previous versions.

	Price List Updates - each month the Company updates a list of approximately 200 core products and their prices. This list is available to any CGE customer who requests it.

	Product Information Centers - a CD-ROM-based system updated monthly with information on certain products. Articles can be obtained from all major personal computer publications and sent to customers as requested.

	Software Asset ManagementSM (SAMSM) - a service which provides corporate, government, and education customers with an inventory of their software assets, guidance on licensing issues, and a suggested plan for future purchases.

	Technical Support - a "help desk" support service that helps the Company's corporate contract customers resolve difficult compatibility problems and provides technical support.

	Volume License and Maintenance Contract Administration - includes contract execution, disk duplication and documentation fulfillment, vendor reporting, and other contract administration services for volume license agreements and vendor maintenance agreements between vendors and Egghead customers.

	Workflow Development - consulting services to define, develop, and implement a more efficient workflow process to streamline customers' business practices.

Marketing, Advertising, and Promotion

Egghead's marketing philosophy is to position itself as the reseller of choice by providing the customer with the best value in terms of competitive prices, selection, service, and convenience. In addition, Egghead strives to create primary demand for the products it sells. The Company's strategy to meet these objectives is to use aggressive advertising and marketing efforts.

The Company's advertising campaign emphasizes a broad selection of available merchandise and competitive prices. Advertising is also used to promote major new product launches.

Egghead's primary advertising medium is direct mail, which is used to target the highly identifiable segment of the population which owns and/or uses computers. In addition to a database of more than 2.3 million of its CUE customers, Egghead sends regular direct mail product promotions to purchased lists of computer owners. The Company also uses newspaper, both local and national, as well as national computer publications, as part of its media mix.

Egghead has entered into cooperative advertising and other promotional and market development fund agreements with numerous manufacturers and distributors. The funds obtained through these agreements assist the Company in achieving high visibility in the marketplace.

Customers

Egghead has a diverse customer base and uses specific marketing strategies to target different customer segments. The first three segments, corporations, government agencies, and educational institutions, are served mainly by Egghead's CGE sales group. The fourth and fifth segments, individuals and small businesses, are served by Egghead's retail store operations and mail order groups.

Corporate, Government, and Education Sales Group

Corporate Customers. Egghead's CGE sales group competes for customers in the United States and Canada by providing customers a wide selection of products, competitive prices, convenience, support services, and technology consulting services. The Company also has a call center in Appledoorn, The Netherlands to support the needs of its corporate customers with operations in Western Europe.

The CGE sales force provides product demonstrations and seminars, processes orders quickly and accurately, and provides value-added customer support services for its customers in a number of other ways. For further information on services provided, see the Products and Services section beginning on page 4.

Egghead's CGE sales force, supported by an on-line sales order entry system, orders software and related products from the Company's distribution centers for quick delivery directly to the customer. Despite large aggregate purchases, most individual orders by the Company's customers are for a small number of items and require prompt delivery to different locations. The Company also continues to be a leader in providing EDI support for its corporate customers.

CGE outside sales representatives work in one of the 13 regional sales support centers, in their homes, or in a sales office to provide personal service to businesses in their trading area. The 13 regional sales support centers are located in ten states and Canada. Inside sales support staff and technical sales support representatives work out of the regional sales support centers. All sales personnel provide individualized attention and knowledgeable service to customers.

The Company currently has thousands of corporate and government sales accounts, including major customers such as AT&T, The Boeing Company, International Business Machines Corporation, and 3M (Minnesota Mining and Manufacturing). In fiscal 1994, no single customer represented more than 3% of the Company's total net sales.

Government Agencies. The Company has a government accounts program that targets federal, state, and local governmental entities throughout the United States. Egghead is currently an authorized Federal Government General Services Administration (GSA) Schedule C vendor under an agreement which expires on March 31, 1995. Government agencies typically require competitive prices, prompt delivery to different locations, and unique ordering and billing procedures.

Educational Institutions. The Company's educational sales group targets educational institutions nationwide. As the number of PCs in schools continues to grow, so does the need for software.


Retail Operations

Egghead's retail stores are designed to provide a pleasant shopping environment for walk-in customers, primarily individuals who purchase PC software for their personal use and/or for use in a small business. A knowledgeable sales force assists customers in selecting software and related products.

Egghead's retail stores offer customers competitive prices, a wide selection of products, excellent service, and convenient store locations. Each store stocks approximately 1,600 products, including software, books, and accessories, with thousands more available through the Company's distribution centers or through special order.

A typical Egghead store contains approximately 1,900 square feet of retail selling space. Most of the stores are located in strip shopping centers. Egghead stores are located where the Company's customers live and work to save them time when they shop. Egghead provides in-store demonstration of software, with most stores having three personal computers for use by customers in evaluating software in the stores:
two IBMr PC compatibles and an Appler Macintoshr. The Company is continually examining its retail store format in order to meet the needs of its customers.

The Company's retail operations also include two mail order businesses, 1-800-EGGHEAD and Rocky Mountain Computer Outfitters (formerly Mac's Place).

Merchandising

Egghead purchases most of its products through a central merchandise buying department. Inventory levels and product mix are based upon rates of sale, seasonality, and store demographics and size. The
Company also special orders non-inventoried software products to satisfy customers' special needs.

Egghead's decision to buy merchandise directly from manufacturers or through distributors is determined on a transaction-by-transaction basis depending on cost, availability, and potential product obsolescence.
For certain products, Egghead has sufficient sales volume to purchase directly from manufacturers at volume discounts. The Company purchases software and other products directly from more than 250 manufacturers. Egghead minimizes the administrative overhead associated with buying products from hundreds of smaller manufacturers by using a limited number of distributors.

Egghead conducts business with major vendors including Microsoft, Lotus, and WordPerfect. In fiscal years 1994, 1993, and 1992, sales derived from software programs supplied by Microsoft represented approximately 28%, 26% and 20% of total net sales, respectively.

Egghead has certain exchange and return privileges with many of its vendors, which typically include time, volume, and other limitations. These exchange and return privileges allow the Company to reduce the risk of loss resulting from obsolete and defective merchandise.

Distribution

Most inventory that Egghead purchases is received in one of the Company's distribution facilities before it is sent to a customer or to a retail store. Some purchases are sent directly from vendors or distributors to stores or customers. The Company's distribution facilities also process most returned merchandise. Orders from the Company's CGE sales group are filled from the distribution facilities every week day. Orders from the Company's retail stores are filled on a weekly basis. The Company leases a 121,000 square foot facility in Sacramento, California, and a 125,000 square foot facility in Lancaster, Pennsylvania.

Egghead's distribution system recently became ISO9003 certified. ISO (International Standards Organization) has a series of standards for quality assurance which are accepted by the European community and by more than 50 nations worldwide. The Company was required to develop, document, and define its quality assurance system and quality management practices to become ISO9003 certified.

The manner in which microcomputer software products are sold and distributed is changing rapidly. Other methods of distribution, such as Volume License and Maintenance contracts and Electronic Software
Distribution (ESD), could have an impact on how the Company distributes products in the future.

Competition

The business of selling microcomputer software is very competitive. The Company currently competes with other "direct sales" organizations, other software retailers, value-added resellers, computer and office superstores, consumer electronic superstores, mass merchandisers, mail-order companies, and software publishers that sell directly to end-users.

Egghead's primary competition from other software "direct sales" organizations, comes from Corporate Software, Inc., Software Spectrum, Softmart, Inc., and 1-800-Software. Egghead also competes with "value-added resellers," such as Governmental Technical Services, Inc., a company that focuses mainly on selling in the government marketplace.

Other software retail competitors include mall-based stores such as Electronics Boutique, Babbages, and Software Etc. Management believes these stores offer a less extensive PC software product selection than Egghead and are generally less price competitive.

Computer and office superstores, such as CompUSA, Computer City, Micro Center, and Office Depot provide significant competition for Egghead's retail stores in the markets in which they are located. These stores are very price competitive. Computer superstores typically offer a wide product selection, while office superstores have a more limited selection. Management believes the customer service offered by computer and office superstores for software products is generally limited.

Consumer electronic superstores, such as Best Buy and Circuit City are a growing source of competition for the Company's retail stores in the markets in which they operate. Although they are very price competitive, management believes these stores have a more limited software product assortment and offer less customer service for software products than Egghead.

Mass merchandisers, such as Wal-Mart and Sears, and warehouse clubs, such as SAM's and Price/Costco, generally concentrate on basic software products and carry relatively few titles. Customer service by mass merchandisers and warehouse clubs for software products is very limited.

Mail-order businesses, such as MicroWarehouse and PC Connection, are another important retail channel for software sales. Mail-order businesses generally compete based on low prices but provide limited customer service and do not provide demonstration capabilities.

Software publishers continue to directly market and sell to end-users. There has also been a continuing trend of software publishers offering new software products at deeply discounted introductory prices. Management believes that software publishers generally do not offer the breadth of product selection or scope of services necessary to maintain corporate accounts.

Because the microcomputer software market is very competitive, software resellers typically have low gross margins and operating income as a percentage of sales. Therefore, the Company's profitability is highly dependent upon effective internal and cost controls.
Employees

At April 2, 1994, Egghead had approximately 2,500 employees, (including temporary employees) consisting of approximately 1,700 retail personnel, 300 CGE personnel (including both sales and administrative personnel), 200 distribution center employees, and 300 headquarters personnel. None of the Company's employees is represented by a union.

Trademarks and Tradenames

"EGGHEADr," "EGGHEAD DISCOUNT SOFTWAREr," "EGG CARTONr," "EGGSPERTr," the "PROFESSOR EGGHEADr" design, and "EGGCESSORIESr," are registered in the United States Patent and Trademark Office as service marks or trademarks of the Company. The Company also does business under the trade names "Egghead Software" and "Egghead Discount Software." In addition, the Company is the owner of a number of common law trademarks and service marks, including "SOFTWARE ASSET MANAGEMENTSM," "SAMSM," "CUESM," "EGGHEADr EXPRESS*," and certain "EGG" combination words. The Company believes the strength of its trademarks and service marks benefits its business and intends to continue to protect and promote its registered and common law trademarks and service marks.

Environmental Laws

Compliance with federal, state, and local laws enacted for protection of the environment has had no material effect upon Egghead's capital expenditures, earnings, or competitive position. The Company does not anticipate any material adverse effects in the future based on the nature of its operations and the current thrust of such laws.


Item 2.  Properties

At April 2, 1994, Egghead operated 13 Corporate, Government, and Education (CGE) regional sales support centers in ten states and Canada, and operated 189 retail stores in 30 states, the District of Columbia, and Canada. Most of the Company's stores are located in strip shopping centers to provide customers convenient access. The Company has not opened, nor does it intend to open, retail stores on a franchise basis. As of April 2, 1994, the Company's retail stores and CGE regional sales support centers were located as follows:

                                   	Number of	            Number of
                                    	Retail         	CGE Regional Sales
Location	                           Outlets	           Support Centers
Arizona	                               3	                     -
Canada	                                3                     	2
California	                           50	                     2
Colorado	                              4	                     1
Connecticut	                           2	                     -
District of Columbia	                  3	                     -
Florida	                               4	                     -
Georgia	                               3	                     1
Illinois	                             16	                     1
Indiana	                               2	                     -
Kansas	                                1	                     -
Maryland	                              8	                     -
Massachusetts	                        10	                     1
Michigan	                              6	                     -
Minnesota	                             4	                     1
Missouri	                              2	                     -
New Jersey	                           11	                     -
New Mexico	                            1	                     -
New York	                             10	                     -
Nevada	                                1	                     -
North Carolina	                        4	                     -
Ohio	                                  4	                     -
Oklahoma	                              1	                     -
Oregon	                                4	                     -
Pennsylvania	                          7	                     1
Rhode Island	                          1	                     -
Tennessee	                             1	                     -
Texas	                                 4	                     1
Utah	                                  1	                     -
Virginia	                              9	                     1
Washington	                            7	                     1
Wisconsin		                            2		                    -
   	Total		                          189		                   13

The Company leases all of its retail stores under leases expiring from fiscal 1995 to fiscal 2000. The Company expects that those leases with terms expiring during fiscal year 1995 could be renewed under substantially similar terms. Substantially all of the Company's leases provide for a minimum monthly rent that is either constant or adjusts periodically throughout the lease term, including renewal periods.

The Company leases its CGE regional sales support centers under leases expiring from fiscal 1995 through fiscal 1997.

The Company leases its administrative offices in Issaquah, Washington; distribution facilities in Lancaster, Pennsylvania, and in Sacramento, California; and an additional storage facility in Kent, Washington. The lease terms on the Company's administrative and distribution facilities expire from fiscal 1996 to fiscal 2000, with renewal options available.

The Company owns one office building in Kalispell, Montana, which is occupied by the Company's mail order subsidiary, Rocky Mountain Computer Outfitters.

See Note 4 of Notes to Consolidated Financial Statements on page 31 for additional information about the Company's leases.

Item 3.  Legal Proceedings

On June 9, 1994, the Company announced that it had settled a shareholders' lawsuit originally filed against the Company, a current officer, and two former officers who were also directors. The current officer had recently been dismissed from the suit. The action, originally entitled Finucan v. Egghead, et al., was filed in federal court in Seattle in September 1993 and is alleged to be brought on behalf of all purchasers of the Company's common stock between February 11, 1992, and November 18, 1992, (other than the individual defendants and other individuals and entities otherwise affiliated with the Company). The settlement, which is subject to approval of the court, calls for a cash payment by the Company of $2.625 million. Net of expected insurance recovery, the settlement and related attorneys' fees resulted in a pretax charge of $1.2 million in fiscal year 1994 ($0.04 per share, net of income tax impact).

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 1994.


                                 PART II

Item 5.	Market for the Registrant's Common Equity and Related
	Shareholder Matters

Market and Market Price for Common Stock

Egghead's common stock, $0.01 par value, is traded over the counter under the symbol EGGS and is quoted as part of the NASDAQ National Market System.

The closing market prices per share of the Company's common stock during the fiscal years ended April 3, 1993, and April 2, 1994, respectively, are set forth below. The prices reflect last sale prices as reported by NASDAQ.

                                           		High	             Low
	Quarter ended July 18, 1992															$27.50											$16.25
	Quarter ended October 10, 1992													18.75													8.25
	Quarter ended January 2, 1993														12.00													7.75
	Quarter ended April 3, 1993																11.00													7.75

	Quarter ended July 24, 1993																$9.88												$7.38
	Quarter ended October 16, 1993														8.63													6.75
	Quarter ended January 8, 1994															9.75													7.00
	Quarter ended April 2, 1994																10.63													8.63

Holders

The approximate number of holders of record of Egghead's common stock as recorded on the books of Egghead's Registrar and Transfer Agent as of May 27, 1994, was 1,618.

Dividends

The Company has never paid cash dividends on its capital stock and does not plan to pay cash dividends in the foreseeable future. The Company's revolving line of credit restricts the payment of dividends by the Company. See Note 3 of Notes to Consolidated Financial Statements on page 30.


Item 6.  Selected Financial Data
																																										      Fiscal Year
																																1994						1993						1992						1991						1990
																																										(Dollars in thousands,
   																																							except per share data)
Consolidated Statements of
	Operations Data:
	Net sales																		$778,327		$725,447		$664,850		$518,542		$456,342
	Cost of sales, including
		certain buying, occupancy,
		and distribution costs					675,377			618,618			549,850			427,840			376,302
	Gross margin																102,950			106,829			115,000				90,702				80,040

	Selling, general, and
		administrative expense						89,496				85,070				84,262				68,332				75,294
	Depreciation and amortization
		expense, net of amounts
		included in cost of sales				8,681					7,062					5,254					4,985					6,049
	Provision for restructuring
		costs																								4,400					2,700									-									-									-
	Provision for shareholder
		litigation																			1,200									-									-							800					3,100

	Operating income (loss)								(827)			11,997				25,484				16,585				(4,403)

	Other (expense) income:

		Interest expense              	(82)	    (248)	    (342)    	(444)  	(1,106)
		Interest income	               352      	290	      515	      222	       96
		Other, net		                  (285)   		(679)   		(313)    		166  		(1,667)

	Income (loss) before income
		taxes                        	(842)  	11,360   	25,344   	16,529   	(7,080)
	Income tax benefit/(provision)		328		  (4,430)	 	(9,631) 		(1,166)	   	(586)

	Net income (loss)	           	$(514)	  $6,930		 $15,713		 $15,363	 	$(7,666)

	Per share amounts:
	Primary earnings (loss)
		per share	                 	$(0.03)	  	$0.41	   	$0.92	   	$0.92  		$(0.47)
	Fully diluted earnings (loss)
		per share		                 $(0.03)		  $0.41		   $0.90		     N/A		     N/A






















Note:	Fiscal year 1993 had 53 weeks.  All other fiscal years presented had 52 weeks.

See Notes to Consolidated Financial Statements.

																																											Fiscal Year
																													1994					1993					1992					1991					1990
																																						(Dollars in thousands)
Operating Data:
	Number of retail stores:
		Open at end of period	      189     	205	     182	     187	     200
		Opened during period	         3      	33	       5	       1	      19
		Closed during period	        19	      10	      10	      14	      15
		Weighted average number
			open during period (1)	    197	     195	     182	     190	     202

	Number of Retail stores open
	at the end of each month
	of fiscal 1994:
  		April 1993              	204
		  May 1993	                203
		  June 1993	               200
		  July 1993	               202
		  August 1993	             199
		  September 1993	          195
		  October 1993	            194
		  November 1993	           194
		  December 1993	           194
		  January 1994	            192
		  February 1994	           191
		  March 1994	              189

Balance Sheet Data:
	Working capital								$119,838			$121,711			$115,338			$100,165			$78,924
	Total assets	           256,010	   263,216	   235,349	   192,329	  169,908
	Bank loans		                  -	         -	         -	         -	   12,000
	Long-term debt	               -	         -	         -	         -	        -
	Shareholders' equity	   143,416	   142,990	   135,233	   115,170	   98,436

(1) 	Calculated by dividing the total number of store days open during the period by the number of days in that period.































See Notes to Consolidated Financial Statements.

Selected financial data for each quarter of fiscal years 1994 and 1993 follows (in millions, except per share data). Fiscal quarters are such that the first quarter consists of 16 weeks, the second and third quarters are each 12 weeks, and the fourth quarter consists of the remaining 12 or 13 weeks. Fiscal year 1994 had 52 weeks and fiscal year 1993 had 53 weeks. The fourth quarter of fiscal 1993 had 13 weeks, compared to 12 weeks in the fourth quarter of fiscal 1994.

             		First Quarter			Second Quarter		Third Quarter			Fourth Quarter
		             1994  			1993			1994			   1993		1994			  1993			1994	   		1993
Net sales		    $218.2	$202.1 		$156.7		$139.5		$208.6	$188.3		 $194.9		$195.6
Gross margin	    32.3	  30.3	    21.0	   20.0	   25.6	  26.9	    24.0	   29.7
Selling, general, and
	administrative
	expense	        28.9	  25.5	    18.2	   17.2	   21.1	  19.2	    21.3	   23.2
Provision for
	restructuring
 costs	           4.4	     -	       -	      -	      -	   2.1	       -	    0.6
Provision for
	shareholder
 litigation	        -	     -	       -	      -	    0.1	     -	     1.1	      -
Operating income
 (loss)	         (3.5)	  2.8	     0.9	    1.2	    2.3	   4.0	    (0.5)	   4.0
Income (loss) before
	income taxes	   (3.3)		 2.8	     0.8	    1.1	    2.3	   3.8	    (0.6)	   3.7
Net income (loss)(2.0)	 	1.7	     0.5	    0.7	    1.4	   2.3	    (0.4)	   2.2

Earnings (loss)
	per share		   $(0.12)	$0.10	  	$0.03	 	$0.04	 	$0.08		$0.14	 	$(0.02)		$0.13

The following table shows the relationship of certain items included in the
Company's quarterly Consolidated Statements of Operations expressed as a percentage of net sales:
             		First Quarter			Second Quarter		Third Quarter			Fourth Quarter
		             1994  			1993			1994   			1993		1994  			1993			1994   			1993
Net sales	     100.0%	100.0%	  100.0% 	100.0% 	100.0%	100.0%  	100.0% 	100.0%
Gross margin	   14.8	  15.0	    13.4	   14.3	   12.3	  14.3	    12.3	   15.2
Selling, general,
	and administrative
	expense	       13.2	  12.6	    11.6	   12.3	   10.2	  10.2	    10.9	   11.9
Provision for
	restructuring
 costs	          2.0	     -	       -	      -	      -	   1.1	       -	    0.3
Provision for
	shareholder
	litigation	       -	     -	       -	      -	      -	     -     	0.6       -
Operating income
	(loss)	        (1.6)	  1.4	     0.6	    0.9	    1.1	   2.1	    (0.3)	   2.0
Income (loss) before
	income taxes	  (1.5)	  1.4	     0.5	    0.8	    1.1	   2.0	    (0.3)	   1.9
Net income
 (loss)	        (0.9)% 	0.9%    	0.3%   	0.5%   	0.7%  	1.2%   	(0.2)%	  1.1%


Effective the beginning of fiscal 1995, the Company will change it's fiscal quarters such that each quarter will consist of 13 weeks. The quarterly results the Company would have reported if the 13-week quarter format was used during fiscal 1994 are shown on page 36.









See Notes to Consolidated Financial Statements.

Item 7.	Management's Discussion and Analysis of Financial
Condition 	and Results of Operations


The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Fiscal years 1994 and 1992 each had 52 weeks and fiscal year 1993 had 53 weeks. All references herein to fiscal 1994, 1993, and 1992 relate to the fiscal years ended April 2, 1994, April 3, 1993, and March 28, 1992, respectively.

Effective the beginning of fiscal 1995, the Company will change it's fiscal quarters such that each quarter will consist of 13 weeks. The quarterly results the Company would have reported if the 13-week quarter format was used during fiscal 1994 are shown on page 36.

Results of Operations

The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

																																								1994						1993						1992
Net sales	                             100.0%	   100.0%	   100.0%
Cost of sales, including certain
	buying,occupancy, and
	distribution costs		                   86.8    		85.3    		82.7
Gross margin	                           13.2	     14.7	     17.3

Selling, general, and administrative
	expense	                               11.5     	11.7     	12.7
Depreciation and amortization expense,
	net of amounts included in cost
	of sales		                              1.1	     	1.0     		0.8
Provision for restructuring costs		      0.6		     0.4		       -
Provision for shareholder litigation		   0.1		       -		       -
Operating income (loss)	                (0.1)	     1.6	      3.8

Income (loss) before income taxes      	(0.1)     	1.6      	3.8
Income tax benefit/(provision)		           -		    (0.6)	   	(1.4)
Net income (loss)		                     (0.1)%   		1.0%	    	2.4%

Net sales increased $72.4 million, or 10%, to $778.3 million in fiscal 1994 compared to $705.9 million in fiscal 1993, excluding the 53rd week, which were $41.0 million, or 6%, greater than net sales of $664.9 million in fiscal 1992. Including the 53rd week in fiscal 1993, fiscal 1994 net sales increased $52.9 million, or 7%, compared to fiscal 1993. During the last week of fiscal 1993, the Company launched a promotion for the sale of Microsoftr DOS 6.0 (DOS 6). Major new product releases by the Company's vendors have historically had a positive affect on sales.

Net sales of $194.9 million for the fourth quarter of fiscal 1994 increased $18.9 million, or 11%, compared to $176.0 million in the fourth quarter of fiscal 1993, excluding the extra week. Including the extra week in the fourth quarter of fiscal 1993, fourth quarter fiscal 1994 net sales decreased $0.7 million.

Corporate, Government and Education Sales
Corporate, government and education (CGE) sales operations generated $404.8 million of net sales in fiscal 1994, a $9.8 million, or 2%, increase compared to $395.0 million in fiscal 1993, excluding the 53rd week, which were $18.5 million, or 5%, greater than net sales of $376.5 million in fiscal 1992. Including the 53rd week in fiscal 1993, fiscal 1994 CGE sales increased $0.9 million. CGE sales accounted for 52%, 56%, and 57% of total net sales in fiscal 1994, 1993, and 1992, respectively.

The Company lowered prices during the second quarter of fiscal 1994 in both its CGE and retail businesses to improve its competitive position. During the second half of fiscal 1994, there was a decrease in the average selling price per unit for CGE compared to last year, while the number of units sold increased slightly. Management believes its restructuring initiative in CGE affected sales during fiscal 1994. See further discussion on restructuring in the provision for restructuring costs section on page 19.

Management believes the fiscal 1993 CGE sales increase was mainly due to expanding into new markets and major new product introductions during fiscal 1993. This improvement was partially offset by slow-downs in buying by some of the Company's major customers in the aerospace and government industries during fiscal 1993. The Company also experienced increased CGE sales competition in many markets during fiscal 1993, which affected sales compared to fiscal 1992.

Total CGE sales of $93.4 million in the fourth quarter of fiscal 1994
decreased        $0.3 million compared to $93.7 million in the fourth
quarter of fiscal 1993, excluding the extra week. Including the 53rd week in fiscal 1993, fiscal 1994 fourth quarter CGE sales decreased $9.2 million, or 9%. As previously noted, during the last week of fiscal 1993, the Company launched a promotion for the sale of DOS 6.

Retail
Retail sales operations generated $373.5 million of net sales in fiscal 1994, a $62.6 million, or 20% increase, compared to $310.9 million in fiscal 1993, excluding the 53rd week, which were 8% greater than net sales of $288.4 million in fiscal 1992. Including the 53rd week in fiscal 1993, fiscal 1994 retail sales increased $51.9 million, or 16%. Retail sales accounted for 48%, 44%, and 43%, of total sales in fiscal 1994, 1993, and 1992, respectively.

Comparable retail store sales increased 13% in fiscal 1994 compared to fiscal 1993, excluding the 53rd week. As previously noted, the Company lowered prices during the second quarter of fiscal 1994 to improve its competitive position. The number of units sold in retail increased during fiscal year 1994, compared to last year.

There was also an increase in mail order sales in fiscal 1994 due mainly to the acquisition of a new mail order subsidiary, Rocky Mountain
Computer Outfitters (Computer Outfitters), formerly Mac's Place, during the second quarter of fiscal 1994.

Management believes the fiscal 1993 sales growth was mainly due to the net addition of 23 stores from the end of fiscal 1992 to April 3, 1993.

Excluding the 53rd week in fiscal 1993, comparable retail store sales were flat compared to fiscal 1992. Management believes the comparison of fiscal 1993 to fiscal 1992 was affected by a promotion for a major product introduction run during the beginning of fiscal 1992 (DOS 5) and the momentum gained from that promotion, which resulted in record comparable retail store sales growth of 31% in fiscal 1992 compared to fiscal 1991.

Total retail sales of $101.5 million in the fourth quarter of fiscal 1994 increased $19.2 million, or 23%, compared to $82.3 million in the fourth quarter of fiscal 1993 excluding the extra week. Including the 53rd week in fiscal 1993, fiscal 1994 fourth quarter retail sales increased $8.5 million, or 9%.

Comparable retail store sales increased approximately 18% in the fourth quarter of fiscal 1994 compared to the fourth quarter of fiscal 1993, excluding the extra week.



During fiscal 1994, the Company opened three stores and closed 19, operating a total of 189 stores at April 2, 1994. This compares to the addition of 33 retail stores, closure of ten, and relocation of four during fiscal 1993. The Company will continue to evaluate individual store performance and make changes during the ordinary course of business during fiscal 1995.

Gross margin (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) as a percentage of net sales was 13.2% in fiscal 1994, compared to 14.7% and 17.3% in fiscal years 1993 and 1992, respectively. The Company lowered prices in both its CGE and Retail businesses during the second quarter of fiscal 1994 to improve its competitive position. As discussed in the Company's previous Forms 10-Q and fiscal 1993 Form 10-K, gross margin as a percentage of sales had been affected by industry-wide pricing pressure related to both competitors' pricing and vendors' pricing.

The factors discussed above which reduced gross margin as a percentage of sales in fiscal 1994 were partially offset by certain costs, such as retail occupancy and distribution costs, remaining relatively constant while sales increased. Also offsetting the decline was the impact of retail sales making up a larger percentage of total sales compared to last year. Retail sales, compared to CGE sales, typically have higher margins and lower volume per transaction.

Gross margin as a percentage of net sales was 12.3% in the fourth quarter of fiscal 1994, unchanged from 12.3% in the third quarter.

The decrease in gross margin as a percentage of sales from fiscal 1992 to fiscal 1993 also resulted mainly from industry-wide pricing pressure related to both competitors' pricing and vendors' pricing. Also contributing to the gross margin decline were lower-margin products making up a larger percentage of total sales in fiscal year 1993 compared to fiscal year 1992 and the Company's commitment to price products competitively in its CGE and Retail businesses.

In addition, the Company launched its CUE membership program in the first quarter of fiscal 1993, which offers retail customers a 5% discount on retail purchases, as well as special events and promotional mailings tailored to their individual needs.

Selling, general, and administrative (SG&A) expense as a percentage of net sales was 11.5% in fiscal 1994, compared to 11.7%, and 12.7% in fiscal years 1993 and 1992, respectively. The fiscal 1994 amount includes savings resulting from restructuring actions initiated by management to lower the Company's cost structure to improve its ability to compete. See further discussion in the provision for restructuring costs section on the following page.

Most of the savings associated with this restructuring were offset by a decrease in marketing revenue and additional expenses from Computer Outfitters, the Company's new mail order subsidiary.

During fiscal 1995, management plans to continue to invest in strategic projects, facilities, and technology that will support the Company's continued growth and improve long-term productivity and efficiency.

The improvement in SG&A expense as a percentage of sales from 12.7% in fiscal 1992 to 11.7% in fiscal 1993 was mainly due to a decrease in marketing expense as a percentage of net sales. In fiscal 1992, as part of the Company's DOS 5 promotion, the Company's retail customers were given a $20 rebate at the point of sale for completing a questionnaire regarding the type of hardware or software they owned or used. The rebates were recorded as marketing expense. This decrease in SG&A expense as a percentage of net sales from fiscal 1992 to fiscal 1993 was partially offset by costs of company-wide expansion and costs of adding or enhancing programs and systems in fiscal 1993.

Depreciation and amortization expense, net of amounts included in cost of sales, was $8.7 million in fiscal 1994, compared to $7.1 million and $5.3 million in fiscal years 1993 and 1992, respectively. The increases from fiscal 1993 to fiscal 1994 and from fiscal 1992 to fiscal 1993 resulted from additions to property and equipment, as discussed on page 20.

Provision for restructuring costs was $4.4 million, or 0.6% of net sales, in fiscal 1994. During fiscal 1994, the Company lowered its cost structure to improve its ability to compete. The $4.4 million included employee relocation costs, severance costs, and early lease termination costs.

During the third and fourth quarters of fiscal 1993, the Company established a reserve for restructuring charges totaling $2.7 million. The reserve was primarily related to reorganizing the Company's CGE sales group to improve customer service. In addition, other Company departments were reduced in size due to the impact of the reorganization in CGE and for improved efficiency.

Provision for shareholder litigation of $1.2 million in fiscal 1994 represents a charge for the settlement and related attorneys' fees, net of an expected insurance recovery, related to the legal proceedings described in Note 10 of Notes to Consolidated Financial Statements on page 36.

Operating income (loss), as a result of the foregoing factors, was a loss of $0.8 million in fiscal 1994, compared to income of $12.0 million and $25.5 million in fiscal years 1993 and 1992, respectively. The fiscal 1994 operating loss was negatively impacted by the $4.4 million provision for restructuring costs and the $1.2 million provision for shareholder litigation previously discussed, and the operating results of Computer Outfitters.

Financial Condition

Net accounts receivable increased $11.5 million from $64.7 million at April 3, 1993, to $76.2 million at April 2, 1994. The increase was due partly to an increase in credit card receivables due to a new payment schedule. This change was made in exchange for lower fees. Also contributing to the increase was a receivable for the estimated insurance recovery related to the settlement of the shareholder litigation discussed above.

Merchandise inventories decreased $20.1 million, or 15%, from $137.2 million at April 3, 1993, to $117.1 million at the end of fiscal 1994. Inventory for a major new product introduction was received just prior to the end of fiscal 1993. In addition, the Company had 16 fewer stores at the end of fiscal 1994 than at the end of fiscal 1993. The decrease also reflects an effort by management to increase inventory turns.

Current and non-current deferred income taxes totaling $11.1 million and $9.8 million at April 2, 1994, and April 3, 1993, respectively, resulted from taxes paid on temporary differences which caused taxable income to exceed financial reporting income.

Net property and equipment decreased $1.8 million, from $21.2 million at the end of fiscal 1993, to $19.4 million at April 2, 1994. The decrease resulted primarily from depreciation taken on the Company's existing base of fixed assets partially offset by additions to property and equipment in the ordinary course of business and the acquisition of certain assets of Computer Outfitters during fiscal 1994.

Accounts payable decreased $7.3 million, from $98.4 million at April 3,
1993, to   $91.1 million at April 2, 1994.  Accounts payable as a
percentage of total inventory (leveraging) was 78% and 72% at the end of fiscal years 1994 and 1993, respectively. The Company continues to pay vendors according to the negotiated terms.

Liquidity and Capital Resources

Cash provided by operating activities was $8.7 million in fiscal 1994 compared to $17.0 million and $6.3 million in fiscal years 1993 and 1992, respectively. A decrease in inventory, net of a decrease in accounts payable, resulted in a $12.9 million source of cash in fiscal 1994, compared to fiscal 1993 when an increase in inventory, net of an increase in accounts payable resulted in a $0.1 million use of cash. This improvement was offset by a reduction in net income, a larger increase in net accounts receivable in fiscal 1994 compared to fiscal 1993, and a smaller increase in accrued liabilities in fiscal 1994, compared to fiscal 1993. For further information see the Consolidated Statements of Cash Flows on page 26.

The $10.7 million increase in cash provided by operating activities in fiscal 1993 compared to fiscal 1992 resulted mainly from smaller increases in merchandise inventories and in trade and non-trade receivables in fiscal 1993 than in fiscal 1992. This was partially offset by a decrease in net income in fiscal 1993 compared to fiscal 1992.

During fiscal 1994, the Company financed its working capital requirements and capital expenditures with proceeds from operations and short-term borrowings. Effective October 1, 1993, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $50,000,000 through September 30, 1994. Each bank provides a $25,000,000 line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the rate for overnight funds or on the agent bank's rate on certificates of deposit, LIBOR, or prime rate. The agreement contains a number of covenants, including a restriction on the payment of dividends and minimum capital ratio, net worth, and working capital requirements. The Company was in compliance with all financial covenants as of the end of fiscal 1994. The Company had no outstanding borrowings under the revolving loan agreement at April 2, 1994.

Capital expenditures in fiscal 1994 totaled approximately $9.5 million. Capital expenditures consisted mainly of new personal computers (PCs) for the stores, CGE sales, and headquarters personnel, a new telephone system, and acquisition of certain assets of Mac's Place, Inc.

The PCs were purchased primarily to upgrade existing machines to enable all employees to use workgroup computing software, which increases efficiency by allowing employees to exchange messages, documents, and other data over an electronic network. The telephone system was purchased in order to support the corporate office and one of the CGE regional sales support centers.

During the second quarter of fiscal 1994, the Company purchased certain assets of Mac's Place, Inc., a mail order company. The Company also purchased a building, including the land on which it is situated, in Kalispell, Montana, which is occupied by Computer Outfitters (formerly Mac's Place, Inc.).

Capital expenditures in fiscal 1993 totaled approximately $10.3 million. Capital expenditures consisted mainly of new PCs for the stores, CGE sales, and headquarters personnel. The PCs were purchased primarily to upgrade existing machines to enable employees to run recent software releases that the Company sells to its customers, as well as to install PCs in the new stores for software demonstration.

In addition, the Company installed AS/400 computers in its two distribution centers during the first quarter of fiscal 1993 to facilitate the use of barcoding for receiving and shipping merchandise inventory. The Company also added leasehold improvements and purchased fixtures for the opening of new stores.

The Company expects that cash requirements for the foreseeable future will be satisfied by cash flow from operations and borrowings under the lines of credit. Depending on its rate of growth, the Company may require additional financing, including bank borrowings and further issuances of debt and/or equity securities.

Inflation

The Company does not believe that its business has been affected to any significant degree by inflation.


Item 8.  Financial Statements and Supplementary Data









REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Egghead, Inc.:

We have audited the accompanying consolidated balance sheets of Egghead, Inc. (a Washington corporation) and subsidiaries as of April 2, 1994 and April 3, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended April 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Egghead, Inc. and
subsidiaries as of April 2, 1994 and   April 3, 1993, and the results of their
operations and their cash flows for each of the three fiscal years in the period ended April 2, 1994, in conformity with generally accepted accounting principles.





Arthur Andersen & Co.


Seattle, Washington,
June 7, 1994

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)

ASSETS
                                                    	April 2,	     April 3,
		                                                     1994       			1993
Current assets:
	Cash and cash equivalents (Note 1)               		$  25,677    	$  26,386
	Accounts receivables, net of allowance for
	doubtful accounts of $3,432 and $2,391,
	respectively (Note 1)		                               76,241       	64,720
	Merchandise inventories (Note 1)	                    117,106      	137,158
	Prepaid expenses and other current assets		            3,717       		3,219
	Current deferred income taxes (Notes 1 and 5)		        8,085       		7,850
		Total current assets		                              230,826     		239,333

Property and equipment, net (Notes 1 and 2)	          	19,351       	21,214
Non-current deferred income taxes (Notes 1 and 5)		     3,014       		1,927
Other assets			                                         2,819         		742

                                                					$256,010    		$263,216


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
	Notes payable to banks (Note 3)	                   	$     -	      	$     -
	Accounts payable (Note 1)	                           91,055        	98,410
	Accrued liabilities (Note 1)	                        19,144        	17,707
	Income taxes payable (Note 5)                          	494           	795
	Current portion of capital lease obligations		          295          		710

		Total current liabilities	                         110,988       	117,622

Capital lease obligations, less current
 portion (Note 4)                                       	184         	1,097
Deferred rent (Note 1)		                               1,422        		1,507

		Total liabilities		                                112,594      		120,226

Commitments and contingencies (Note 4)

Shareholders' equity (Notes 1, 3 and 6)
	Common stock, $.01 par value:
		50,000,000 shares authorized; 17,121,438
		and 16,982,737 shares issued and
		outstanding, respectively	                             171           	170
	Additional paid-in capital                         	120,287       	119,242
	Retained earnings		                                  22,958       		23,578
		Total shareholders' equity		                       143,416		      142,990

					                                               $256,010     		$263,216













See Notes to Consolidated Financial Statements.


EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

																																																1994							1993							1992
Net sales			                               	$778,327  	$725,447 		$664,850

Cost of sales, including certain buying,
	occupancy and distribution costs		          675,377  		618,618  		549,850

Gross margin                               		102,950   	106,829  		115,000

Selling, general, and administrative expense	 89,496	    85,070		   84,262

Depreciation and amortization expense, net of
	amounts included in cost of sales	           	8,681    		7,062    		5,254

Provision for restructuring costs		            4,400	    	2,700	        	-

Provision for shareholder litigation (Note 10)	1,200		        -		        -

Operating income (loss)	                       	(827)   	11,997   		25,484

Other (expense) income:

	Interest expense                               	(82)     	(248)    		(342)
	Interest income	                                352	       290		      515
	Other, net	                                   	(285)    		(679)    		(313)

Income (loss) before income taxes             		(842)  		11,360   		25,344

Income tax benefit/(provision) (Notes 1 and 5)	 	328   		(4,430)  		(9,631)

Net income (loss)	                            	$(514)  		$6,930  		$15,713

Earnings (loss) per share (Note 1):

Primary:
	Earnings (loss) per share		                  $(0.03)	  	 $0.41	    	$0.92
	Weighted average common shares and
		common equivalent shares outstanding		      17,088		   17,090		   17,074

Fully Diluted:
	Earnings (loss) per share		                  $(0.03)		   $0.41	    	$0.90
	Weighted average common shares and
		common equivalent shares outstanding		      17,088		   17,090		   17,403

















See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
(Amounts in thousands)
	                                         Additional
	                         Common Stock	     Paid-in	   Retained
                    		  Shares			Amount  			Capital  		Earnings	  	  Total
Balance,
	March 30, 1991		       16,614		   $166		  $113,989		    $1,015	  $115,170

	Stock issued for
		cash, pursuant
		to stock
		option plan	            	261	      	3		     2,720		         -		    2,723
	Tax benefit related
		to stock options		         -		      -		     1,221		         -		    1,221
	Stock issued for
		cash, pursuant
		to employee stock
		purchase plan		           35		      -		       406		         -		      406
	Net income		                -		      -		         -		    15,713		   15,713
Balance,
	March 28, 1992		       16,910		    169		   118,336		    16,728		  135,233

	Stock issued for
		cash, pursuant
		to stock
		option plan		             19		      -		       220		         -		     220
	Tax benefit related
		to stock options		         -		      -		        82		         -		      82
	Stock issued for
		cash, pursuant
		to employee stock
		purchase plan		           44		      1		       520		         -		     521
	Stock granted as
		compensation		            10		      -		        84		         -		      84
	Translation
		adjustment		               -		      -		         -		       (80)	    	(80)
	Net income		                -		      -		         -		     6,930	   	6,930
Balance,
	April 3, 1993		        16,983		    170		   119,242		    23,578		 142,990

	Stock issued for
		cash, pursuant
		to employee stock
		purchase plan		           70		      1		       487		         -		     488
	Tax benefit related
		to stock options		         -		      -		         6		         -		       6
	Stock granted as
		compensation		            68		      -		       552		         -		     552
	Translation
		adjustment		               -		      -		         -		      (106)   		(106)
	Net loss		                  -		      -		         -		      (514)   		(514)
Balance,
	April 2, 1994		        17,121	   	$171	  	$120,287    		22,958 	$143,416


See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)
                                        							1994     		1993 	   		1992
Cash flows from operating activities:
	Net income (loss)		                          $(514)  		$6,930  		$15,713

	Adjustments to reconcile net income
		(loss) to net cash provided by
		operating activities:
		Depreciation and amortization	             10,250     	9,083     	7,240
		Deferred rent	                                (85)      	132	      (171)
		Deferred income taxes	                     (1,322)	   (2,165)   	(2,303)
		Stock issued as compensation	                 552	         -	         -
		Loss on disposition of property
			and equipment	                               327     	1,080       	165
		Changes in assets and liabilities:
			Account receivable, net                 	(11,796)   	(2,155)  	(12,583)
			Merchandise inventories	                  19,948   	(14,689)  	(26,141)
			Prepaid expenses and other
				current assets	                            (499)     	(979)    	1,479
			Other assets 	                            (2,288)      	(52)        	5
			Accounts payable	                         (7,040)   	14,613    	19,829
			Accrued liabilities	                       1,449     	5,281     	2,354
			Income taxes payable		                      (295)     		(40)     		707

				Total adjustments		                       9,201   		10,109   		(9,419)

			Net cash provided by operating
				activities		                              8,687   		17,039    		6,294

Cash flows from investing activities:
	Additions to property and equipment	        (9,483)  	(10,261)  	(11,028)
	Proceeds from sale of equipment		              117	      	107       		57

		Net cash used by investing
			activities	                              	(9,366) 		(10,154) 		(10,971)

Cash flows from financing activities:
	Proceeds from stock issuances	                 488	       825     	3,129
	Payments made on capital lease
		obligations	                                	(493)    		(595)    		(140)

				Net cash provided (used) by
				   financing activities		                    (5)	     	230    		2,989

Effect of exchange rates on cash		              (25)     		(29)       		-

Net increase (decrease) in cash and cash
	equivalents		                                 (709)    	7,086    	(1,688)
Cash and cash equivalents at beginning
	of period			                                26,386   		19,300   		20,988

Cash and cash equivalents at end of period		$25,677	  	$26,386  		$19,300











See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)
                                        						1994   			1993   			1992
Supplemental disclosures of cash paid
	during the year (in thousands):

	Interest			                                  	$76	    	$224    		$296
	Income taxes		                              1,314    	6,802	   11,226

Supplemental disclosure of non-cash
	investing and financing activities:

Capital lease obligations totaling $0.9 million and $1.6 million were recorded in fiscal years 1993 and 1992, respectively, when the Company acquired new equipment. In fiscal 1994, a $0.9 million capital lease obligation was eliminated when the Company upgraded equipment.

In fiscal years 1994, 1993 and 1992, the Company recorded tax benefits of $6,000, $82,000, and $1,221,000, respectively, resulting from the exercise of non-qualified stock options and the disqualifying disposition of shares acquired through incentive stock options and the employee stock purchase plan. These tax benefits have been added to additional paid-in capital.








































See Notes to Consolidated Financial Statements.
EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All references herein to fiscal 1994, 1993, and 1992 relate to the fiscal years ended April 2, 1994, Aril 3, 1993, and March 28, 1992, respectively.

Note 1  Summary of Significant Accounting Policies

Business
Egghead, Inc. sells personal computer software and related products through its wholly-owned subsidiaries, DJ&J Software Corporation (DJ&J, d/b/a Egghead Software) and Eggspert Software, Ltd. (Eggspert, a
Canadian subsidiary), EH Direct, Inc. (EH Direct), and Egghead
International, Inc. (Egghead International).  References to "the
Company" and "Egghead" include Egghead, Inc., its predecessors, and its subsidiaries.

Consolidation
The Consolidated Financial Statements include the accounts of Egghead, Inc. and its wholly-owned subsidiaries, DJ&J, Eggspert, EH Direct, and Egghead International, and include all such adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments.

Accounts Receivable
Company sales made on credit generally have terms of net 30 days. The sales and corresponding trade receivables are recorded upon merchandise shipment. The Company records provisions for doubtful accounts and sales returns and allowances based upon historical experience.

Certain advertising and promotional expenditures are reimbursable from suppliers under cooperative advertising and other promotional and market development fund arrangements. Amounts qualifying for reimbursement are recorded as receivables from the suppliers and as a corresponding reduction of net advertising expense in the period the expenditure occurs. Also included in accounts receivable are credit card receivables and amounts due from vendors for returned inventory and other programs. The Company records a provision for uncollectible vendor receivables based upon historical experience.

Merchandise Inventories
The majority of merchandise inventories are accounted for using the moving weighted average cost method. The remainder are accounted for using the first-in first-out cost method. All inventories are stated at the lower of cost or market.

Property and Equipment
Property and equipment are stated at cost. Depreciation of equipment, furniture, and fixtures is provided using the straight-line method over their estimated useful lives ranging from three to seven years. Depreciation of the building is provided using the straight-line method over a 30-year estimated useful life. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the lease term or the assets' estimated useful lives.

Accounts Payable
Outstanding checks included in accounts payable were $11.9 million and $13.3 million at April 2, 1994, and April 3, 1993, respectively.


EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 1  Summary of Significant Accounting Policies (continued)

Accrued Liabilities
Accrued compensation and benefits included in accrued liabilities were $4.6 million and $6.6 million at April 2, 1994 and April 3, 1993, respectively. The fiscal 1993 balance was higher due mainly to having an extra week of payroll and benefits accrued at April 3, 1993, due to having an extra week in fiscal 1993.

Deferred Rent
Certain store lease agreements provide for scheduled rent increases or for rent payments to commence at a date later than the date of occupancy. In these cases, the Company recognizes the aggregate rent expense when the retail store opens on a straight-line basis over the lease term.

Income Taxes
The Company determines its income tax accounts in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes result primarily from temporary differences in certain items for income tax and financial reporting purposes.

Earnings (Loss) Per Share
Primary earnings per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. The effect of common equivalent shares was not included in computation of the loss per share amount for the fiscal year ended April 2, 1994, because it was anti-dilutive.

Foreign Currency Translation
Balance sheet accounts of DJ&J's Canadian branch are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average exchange rates prevailing during the fiscal year. Net translation gains or losses are recorded as a component of retained earnings.

Fiscal Years
The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Fiscal quarters are such that the first quarter consists of 16 weeks, the second and third quarters are each 12 weeks, and the fourth quarter consists of the remaining 12/13 weeks. Fiscal year 1993 had 53 weeks, and fiscal years 1994 and 1992 each had 52 weeks.

Effective the beginning of fiscal year 1995, the Company will change fiscal quarters such that each quarter will consist of 13 weeks. See
Note 8 for the Company's fiscal 1994 quarterly financial results as they would have been reported if the Company had been using the 13-week quarters.


Reclassifications
Certain reclassifications have been made to the fiscal 1993 and 1992 financial statements to conform to the fiscal 1994 presentation.


EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 2 Property and Equipment

The components of property and equipment at April 2, 1994 and
April 3, 1993 were as follows (in thousands):
                                              	April 2,	        April 3,
   		                                            1994          			1993
Land and building		                             $1,547             		$-
Equipment	                                      31,674	          29,015
Leasehold improvements	                          9,053	           9,135
Furniture and fixtures		                         8,988		          9,246
		                                              51,262         		47,396
Less accumulated depreciation and
	 amortization		                               (31,911)       		(26,182)

	Property and equipment, net		                 $19,351	        	$21,214

Note 3 Lines of Credit

Effective October 1, 1993, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $50,000,000 through September 30, 1993. Each bank provides a $25,000,000 line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the rate for overnight funds or on the agent bank's rate on certificates of deposit, LIBOR, or prime rate. The agreement contains a number of covenants, including a restriction on the payment of dividends and minimum capital ratio, net worth, and working capital requirements. The Company was in compliance with all financial covenants as of April 2, 1994.

A summary of borrowings under the lines of credit follows (in thousands):

                                 	               Fiscal year
		                                          1994	  	 	1993   			1992
Maximum amount outstanding		               $5,950	 	$21,600 		$26,000
Average amount outstanding		                 $350  		$3,665	  	$5,395
Weighted average interest rate 		             3.9%	    	4.2%	    	5.5%



EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 4 Leases

The Company leases its retail stores, CGE regional sales support centers, head-quarters, and distribution facilities under operating leases with terms on most leases ranging from one to eleven years. The terms on the remaining leases are month to month. Some leases contain renewal options of one to five years which the Company may exercise at the end of the initial lease term. The leases generally require the Company to pay taxes, insurance, and certain common area maintenance costs.

Aggregate rental expense, including common area maintenance charges, for all operating leases for the fiscal years ended 1994, 1993, and 1992 was approximately $18,012,000, $17,939,000, and $14,622,000, respectively.
As of April 2, 1994, future minimum rental payments under non-cancelable operating and capital leases for retail stores, CGE sales offices, headquarters and distribution facilities, and equipment consisted of the following (in thousands):

   		                                         Capital		  Operating
	Fiscal Year		                                leases		     leases
	1995                                          	$312	     $14,805
	1996	                                           188      	13,249
	1997	                                             -	      11,297
	1998	                                             -	       7,671
	1999	                                             -	       3,917
	Thereafter		                                      -		      1,038
	Total minimum payments	                         500    		$51,977
	Less interest		                                 (21)
	Present value of minimum
	  lease payments	                               479
	Less current portion		                         (295)
	Capital lease obligations,
	  less current portion		                       $184

EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 5 Income Taxes

The provision (benefit) for income taxes is comprised of the following (in thousands):

                                     		          	Fiscal year
   		                                      1994	   		1993	   		1992
Current:
	Federal		                                 $777  		$5,316  		$9,692
	State		                                    217   		1,279   		2,242
			                                         994   		6,595		  11,934

Deferred:
	Federal	                               	(1,152) 		(1,888)	 	(2,048)
	State		                                   (170)   		(277)   		(255)
			                                      (1,322) 		(2,165)	 	(2,303)

Total	                                  		$(328) 		$4,430	  	$9,631


Deferred income taxes result primarily from temporary differences in certain items for income tax and financial reporting purposes. The tax effects of temporary differences giving rise to the deferred tax assets are as follows:

		                                                 April 2,  	April 3,
                                               						1994	   		1993
Accounts receivables				                             $942  		$1,166
Merchandise inventories				                         3,532	   	4,148
Property and equipment				                          2,644   		1,758
Other assets				                                       54	       	-
Accrued liabilities				                             3,736   		2,571
Deferred rent				                                     191	     	134

Total deferred tax assets				                     $11,099  		$9,777

Income tax differs from the amount computed by applying the statutory Federal tax rate to income (loss) before taxes as follows:

			                                              Fiscal year
                                       			 1994   	 	1993   			1992
Statutory Federal tax rate               	(34.0)%   	34.0%    	34.0%
State taxes, net of Federal benefit	        2.6	      5.3	      5.3
Tax exempt interest income	               (11.9)    	(0.7)    	(0.6)
Other, net		                                4.3     		0.4	    	(0.7)
			                                       (39.0)%  		39.0%   		38.0%

EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 6 Stock Option and Stock Purchase Plans

Employee Stock Purchase Plan

The Egghead, Inc. 1989 Employee Stock Purchase Plan currently provides options to acquire the Common Stock of the Company to substantially all full-time and certain other employees at the lesser of 85% of the fair market value of the Common Stock on August 1 of the first and second plan years and July 1 thereafter or 85% of the fair market value on the following July 31 of the first plan year and June 30 of each plan year thereafter. Under the plan, a maximum of 650,000 shares were reserved for issuance. As of April 2, 1994, there were 428,906 shares available for future issuance.

The 1993 Stock Option Plan

In September 1993, the Company's shareholders approved the 1993 Stock Option Plan (the "1993 Plan"), under which 2,000,000 shares of the Company's Common Stock have been reserved for issuance. The 1993 Plan replaces the 1986 Combined Incentive and Non-Qualified Stock Option Plan (the "1986 Combined Plan") under which 2,000,000 shares were originally reserved for issuance. The number of shares reserved for issuance under the 1993 Plan will be increased by the shares reserved for issuance under the 1986 Combined Plan that (i) are not subject to outstanding stock options and (ii) are presently subject to outstanding stock options which subsequently are canceled or expire. No additional stock options will be granted under the 1986 Combined Plan.

Options granted, exercised, and canceled under the above Plans are summarized as follows:

		                                                 Fiscal year
   			                                   1994	      		1993	       		1992
	Outstanding, beginning
		of year		                         1,184,338	   	  786,208	     	744,794
	Options granted	                     250,000   	  	548,465     		424,955
	Options exercised		                        -	     	(19,363)		   (202,443)
	Options canceled		                  (732,016) 		  (130,972)	   	(181,098)
	Outstanding, end of year		           702,322		   1,184,338  		   786,208

	Exercisable, end of year 		          237,497   		  291,702     		136,783
	Available for grant in
		future years		                    2,589,458  		   107,442     		524,935

	Price of Options:
	Granted during year             	$7.50-$8.13 	$8.38-$17.00	$13.75-$17.00
	Exercised during year	                     - 	$6.25-$13.75 	$2.08-$13.50
	Canceled during year	            $8.37-17.00 	$6.25-$19.50	 $6.25-$13.50

EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 6 Stock Option and Stock Purchase Plans (continued)

The Non-employee Director Stock Option Plan

In September 1993, the Company's shareholders approved the Non-employee Director Stock Option Plan (the "Director Plan"), under which 175,000 shares of the Company's Common Stock have been reserved for issuance. As of April 2, 1994, 121,000 shares are available for grant and 54,000 shares are subject to outstanding options which have been granted at prices ranging from $7.25 to $8.06. As of April 2, 1994, none of the outstanding options were vested.

The Directors' Plan
In October 1987, the Board of Directors approved the Directors' Nonqualified Stock Option Plan (the "Directors' Plan"), whereby each of the outside Company directors was granted a nonqualified stock option to purchase 10,000 shares of Common Stock at $11.25. The options were fully vested at the date of grant. Under the Plan, 90,000 shares of Common Stock were issued pursuant to the exercise of options. The remaining 10,000 shares expired in December 1992 when the Plan terminated.

The Executive Plan

In February 1989, the Board of Directors approved four-year employment agreements and stock option agreements for three executive officers who are no longer with the Company, Stuart Sloan, Ronald Weinstein, and Matthew Griffin, whereby the officers' compensation was based on equity incentives. Each drew an annual salary of $1 per year during their term of employment. Options to acquire up to 1,700,000 shares of common stock are authorized under the Plan. As of April 2, 1994, 325,000 shares are available for grant and 1,375,000 are subject to outstanding options which have been granted to the above named executive officers of the Company at prices ranging from $10.38 to $20.00, with a weighted average exercise price of $13.21. All outstanding options are vested and expire in February 1999. As of April 2, 1994, none of the options had been exercised.


Note 7  401(k) Plan

The Company has a 401(k) retirement plan for the benefit of its employees. After six months of full-time employment, an employee is eligible to participate in the plan. Employee contributions are matched by the Company at 50% of each employee's contribution up to 4% of their compensation. The Company's contributions are fully vested upon the completion of two years of service. The Company's contributions were approximately $571,000, $558,000, and $327,000 in fiscal years 1994,
1993, and 1992, respectively.



EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 8  Selected Quarterly Consolidated Financial Information
(Unaudited)

Selected financial data for each quarter of fiscal years 1994 and 1993 is as follows (in millions, except per share data):

		            First Quarter			Second Quarter		Third Quarter			Fourth Quarter
              1994	  		1993			1994	   		1993		1994	  		1993			1994	   		1993
Net sales	    $218.2	$202.1	  $156.7 	$139.5 	$208.6	$188.3	  $194.9 	$195.6
Gross margin	   32.3	  30.3	    21.0	   20.0	   25.6	  26.9	    24.0	   29.7
Selling,
	general, and
	administrative
	expense	       28.9	  25.5	    18.2	   17.2	   21.1	  19.2	    21.3	   23.2
Provision for
	restructuring
	costs	          4.4	     -	       -	      -	      -	   2.1	       -	    0.6
Provision for
	shareholder
	litigation	       -	     -	       -	      -	    0.1	     -	     1.1	      -
Operating income
	(loss)	        (3.5)	  2.8	     0.9	    1.2	    2.3	   4.0	    (0.5)	   4.0
Income (loss)
	before income
	taxes	         (3.3)	  2.8	     0.8	    1.1	    2.3	   3.8	    (0.6)	   3.7
Net income
 (loss)        	(2.0)  	1.7	     0.5	    0.7	    1.4	   2.3	    (0.4)	   2.2

Earnings (loss)
	per share   	$(0.12)	$0.10   	$0.03  	$0.04  	$0.08 	$0.14  	$(0.02) 	$0.13

Effective the beginning of fiscal 1995, the Company will change it's fiscal quarters such that each quarter will consist of 13 weeks. If the Company would have reported using the 13-week quarter format during fiscal 1994, the quarterly results would have been reported as follows (in millions, except per share data):

		                                            Fiscal Year 1994
	                                    First	   Second	    Third	   Fourth
                                  		Quarter			Quarter			Quarter			Quarter
Net sales		                         $180.8  		$165.4  		$222.6  		$209.5
Gross margin		                        26.8    		23.1    		27.3	    	25.7
Selling, general, and administrative
	expense		                            23.6    		20.6    		22.6    		22.7
Provision for restructuring costs		    4.4		       -		       -		       -
Provision for shareholder litigation	    -		       -		     0.1		     1.1
Operating income (loss)		             (3.1)    		0.5	     	2.4    		(0.6)
Income (loss) before income taxes		   (3.0)    		0.4     		2.4    		(0.6)
Net income (loss)	                   	(1.8)    		0.3     		1.4    		(0.4)

Earnings (loss) per share	         	$(0.11)  		$0.02   		$0.08  		$(0.02)


EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)


Note 9  Concentration of Credit Risk

During fiscal years 1994 and 1993, the Company granted credit to substantially all of its corporate and government sales customers. Approximately 15% and 14% of the Company's accounts receivable were from customers in various segments of the United States government at April 2, 1994 and April 3, 1993, respectively. The financial position of these and other customers was considered in determining the allowance for doubtful accounts.


Note 10  Subsequent Event

On June 9, 1994, the Company announced that it had settled a shareholders' lawsuit originally filed against the Company, a current officer, and two former officers who were also directors. The current officer had recently been dismissed from the suit. The action, originally entitled Finucan v. Egghead, et al., was filed in federal court in Seattle in September 1993 and is alleged to be brought on behalf of all purchasers of the Company's common stock between February 11, 1992, and November 18, 1992, (other than the individual defendants and other individuals and entities otherwise affiliated with the Company). The settlement, which is subject to approval of the court, calls for a cash payment by the Company of $2.625 million. Net of expected insurance recovery, the settlement and related attorneys' fees resulted in a pretax charge of $1.2 million in fiscal year 1994 ($0.04 per share, net of income tax impact).


Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure

Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by Part III, Item 10, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1994 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 2, 1994.

Item 11.  Executive Compensation

The information required by Part III, Item 11, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1994 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 2, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and
		Management

The information required by Part III, Item 12, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1994 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 2, 1994.

Item 13.  Certain Relationships and Related Transactions

The information required by Part III, Item 13, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1994 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 2, 1994.



	PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on
	Form 8-K

A)  Documents filed as a part of this report:
	1.	Financial Statements
		The Consolidated Financial Statements, Notes thereto, Financial Statement Schedules (none), and Accountants' Report thereon are included in Part II, Item 8, of this report.

	2a.	Exhibits
    	(i)  	3.1	  	Restated Articles of Incorporation of the Company
	  (iii)  	3.2	  	Amended Bylaws of the Company
	    (i)	 10.1	  	House Account Agreement (U.S.) with Lotus Development
                  Corporation dated September 4, 1986.
		        10.2	  	First amendment to House Account Agreement (U.S.) with
                  Lotus Development Corporation dated May 12, 1989.
                  (Previously filed with registrant's Form 10-K for the
                  fiscal year ended March 31, 1990, as  Exhibit 10.1a.)
	   (iv) 	10.3	* 	Microsoft 1992 Reseller Agreement dated June 26, 1992.
	   (iv) 	10.4	* 	Extension of Microsoft 1992 Reseller Agreement dated
                  November 31, 1992.
   	(iv) 	10.5	* 	Microsoft January - June, 1993 Reseller Rebate and
                  Marketing Fund Agreement.
	    (x) 	10.6	* 	Microsoft 1993/1994 Channel Agreement dated July 1, 1993.
    	(x) 	10.7	* 	Rebate and Marketing Fund Addendum to the 1993/1994
                  Microsoft Channel Agreement dated November 1, 1993.
	    (x) 	10.8	* 	Amendment to the Microsoft 1993/1994 Channel Agreement
                  (appointment as a Major Chain Reseller) dated
                  November 10, 1993.
    	(x) 	10.9	* 	Reseller agreement with WordPerfect Corporation dated
                  April 1, 1994.
		       10.10  		(Intentionally left blank.)
		       10.11  		(Intentionally left blank.)
		       10.12  		(Intentionally left blank.)
		       10.13  		(Intentionally left blank.)
		       10.14  		(Intentionally left blank.)
		       10.15  		Lease, as amended,  dated June 9, 1988, between Sammamish
                  Park  Place I Limited Partnership as Landlord and DJ&J
                  Software Corporation as Tenant regarding the Company's
                  administrative headquarters.  (Previously filed with
                  registrant's Form 10-K for the fiscal year ended
                  April 1, 1989, as Exhibit 10.46.)
		       10.16	  	First Amendment to June 9, 1988 lease between Sammamish
                  Park Place I Limited Partnership and DJ&J Software
                  Corporation dated October 4, 1989.  (Previously filed with registrant's Form 10-K for the fiscal year ended
                  March 31, 1990, as Exhibit 10.46a.)
		       10.17  		Lease dated March 23, 1992 between Sammamish Park Place II
                  Limited Partnership as Landlord and DJ&J Software
                  Corporation as Tenant regarding the Company's
                  administrative headquarters.  (Previously filed with
                  registrant's Form 10-K for the fiscal year ended
                  March 28, 1992, as Exhibit 10.47.)
		       10.18  		(Intentionally left blank.)
  	(iii)	10.19  		Lease dated March 23, 1989, between The CHY Company as
                  Landlord and DJ&J Software as Tenant regarding the
                  Company's Sacramento distribution facility.
	  (iii)	10.20  		First amendment to lease between The CHY Company as
                  Landlord and DJ&J Software, as Tenant regarding the
                  Company's Sacramento distribution facility.
		       10.21  		(Intentionally left blank.)
	    (i)	10.22  		Lease Agreement dated January 7, 1988, with Granite
                  Properties, a limited partnership, as Landlord and DJ&J
                  Software Corporation, as Tenant regarding Lancaster
                  distribution facility.
Item 14.			Exhibits, Financial Statement Schedules and Reports on
Form 8-K (continued)

    	(i)	10.23	  	Master License Agreement dated February 12, 1988, with
                  Staples, Inc. as Licensor and DJ&J Software Corporation as
                  Licensee, regarding an exclusive right to sell items in
                  Staples' discount stores.
		       10.24  		First Amendment to Master License Agreement between
                  Staples, Inc. and DJ&J Software Corporation dated November
                  14, 1990.  (Previously filed with registrant's Form 10-K
                  for the fiscal year ended March 30, 1991, as same Exhibit
                  number.)
		       10.25  		(Intentionally left blank.)
		       10.26  		(Intentionally left blank.)
	    (i)	10.27  		Form of Indemnification Agreement between the Company and
                  its directors.
    	(i)	10.28	  	Form of Indemnification Agreement between DJ&J Software
                  Corporation and its directors.
   	(iv)	10.29  		Revolving Loan Agreement dated September 30, 1992, among
                  Security Pacific  Bank Washington, N.A. and U.S. Bank of
                  Washington, National Association, Egghead, Inc., and DJ&J
                  Software Corporation.
		       10.30  		Revolving Loan Agreement dated September 30, 1993 among
                  Security Pacific Bank Washington, N.A. and U.S. Bank of
                  Washington, National Association, Egghead, Inc., and DJ&J
                  Software Corporation.  (Previously filed with registrant's
                  Form 10-Q dated October 16, 1993, as same exhibit number.)
	   (iv)	10.31	** Executive employment between Egghead, Inc. and Ronald P.
                  Erickson dated February 22, 1993.
	   (iv)	10.32	** Executive employment agreement between Egghead, Inc. and
                  Timothy E. Turnpaugh dated February 22, 1993.
	    (x)	10.32a** Amended and restated executive employment agreement between Egghead, Inc. and Timothy E. Turnpaugh dated
                  June 1993.
	    (x)	10.32b** Separation agreement between Egghead, Inc. and DJ&J
                  Software Corporation (the "Company") and Timothy E.
                  Turnpaugh dated August 25, 1993.
	       	10.33	** Executive employment agreement between Egghead, Inc. and
                  Terence M. Strom dated June 28, 1993.  (Previously filed
                  with registrant's Form 10-Q dated October 16, 1993, as
                  Exhibit 10.34.)
   	(ii)	10.34	** Egghead, Inc. 1989 Executive Retention Incentive Stock
                  Option Plan.
	   (ii)	10.35	** Egghead, Inc. 1989 Executive Retention Incentive Stock
                  Option Agreement between Egghead, Inc. and Stuart M.
                  Sloan dated February 23, 1989.
	   (ii)	10.36	** Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                  Option Agreement between Egghead, Inc. and Stuart M. Sloan dated February 23, 1989.
	  (iii)	10.36a** Amendment No. 1 to Egghead, Inc. 1989 Executive Retention
                  Non-Qualified Stock Option Agreement between Egghead, Inc.
                  and Stuart M. Sloan dated April 17, 1991.
		       10.37  		(Intentionally left blank.)
		       10.38		  (Intentionally left blank.)
	   (ii)	10.39 ** Egghead, Inc. 1989 Executive Retention Incentive Stock
                  Option Agreement between Egghead, Inc. and Ronald A.
                  Weinstein dated February 23, 1989.
	  (iii)	10.39a** Amendment No. 1 to Egghead, Inc. 1989 Executive Retention
                  Incentive Stock Option Agreement between Egghead, Inc. and
                  Ronald A. Weinstein dated April 17, 1991.
	   (ii)	10.40	** Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                  Option Agreement between Egghead, Inc. and Ronald A.
                  Weinstein dated February 23, 1989.
	  (iii)	10.40a** Amendment No. 1 to Egghead, Inc. 1989 Executive Retention
                  Non-Qualified Stock Option Agreement between Egghead, Inc.
                  and Ronald A. Weinstein dated April 17, 1991.
		       10.41  		(Intentionally left blank.)
Item 14.			Exhibits, Financial Statement Schedules and Reports on
Form 8-K (continued)

		       10.42	  	(Intentionally left blank.)
   	(ii)	10.43	** Egghead, Inc. 1989 Executive Retention Incentive Stock
                  Option Agreement between Egghead, Inc. and Matthew J.
                  Griffin dated February 23, 1989.
	   (ii)	10.44	** Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                  Option Agreement between Egghead, Inc. and Matthew J.
                  Griffin dated February 23, 1989.
	  (iii)	10.44a** Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                  Option Agreement between Egghead, Inc., and Matthew J.
                  Griffin dated April 17, 1991.
		       10.45		  (Intentionally left blank.)
		       10.46  		(Intentionally left blank.)
		       10.47		  (Intentionally left blank.)
		       10.48	** Egghead, Inc. 1989 Employee Stock Purchase plan.
                  (Previously filed with registrant's Form S-8 dated June
                  23, 1990, as Exhibit 10.)
		       10.49	** Egghead, Inc. 1993 Stock Option Plan.  (Previously filed
                  with registrant's Form 10-Q dated October 16, 1993, as
                  Exhibit 10.31.)
		       10.50	** Egghead, Inc. Nonemployee Director Stock Option Plan.
                  (Previously filed with registrant's Form 10-Q dated
                  October 16, 1993, as Exhibit 10.32.)
	    (x)	21.1 		  Schedule of subsidiaries.
	    (x)	23.1	   	Consent of Independent Public Accountants.
       		24.1   		Power of Attorney (See Page 42).

	2b.	Form 8-K
	None.

   	(i)		Previously filed with registrant's Registration Statement on Form
         S-1, Registration No. 33-21472, as same Exhibit number.
  	(ii)		Previously filed with the registrant's Form 8-K dated February
         23, 1989, as Exhibit numbers 10.1 to 10.13.
	 (iii)		Previously filed with registrant's  Form 10-K for the fiscal year ended March 28, 1992, as same Exhibit number.
  	(iv)		Previously filed with registrant's Form 10-K for the fiscal year ended April 3, 1993, as same Exhibit number.
	   (x)		Filed herewith.

	    *		Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for
        Confidential Treatment under   Rule 24b-2 under the Securities
        Exchange Act of 1934.  Each exhibit has been marked to identify the confidential portions that are omitted.
   	**		Designates management contract or compensatory plan or
        arrangement.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Issaquah, State of Washington, on June 9, 1994.

                                    	EGGHEAD, INC.

                                    	By	/s/Terence M. Strom
	                                    Terence M. Strom
	                                    President and Chief Executive Officer

                               POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Terence M. Strom and Carolyn J. Tobias, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on June 9, 1994, on behalf of the Registrant and in the capacities indicated.

Signature		Title


/s/Terence M. Strom         		     President, Chief Executive Officer,
Terence M. Strom		                 and Director (Principal Executive
		                                 Officer)


/s/Carolyn J. Tobias		             Senior Vice President, Chief
Carolyn J. Tobias		                Financial Officer (Principal
		                                 Financial and Accounting Officer)


/s/ Paul G. Allen		                Director
Paul G. Allen


                                 		Director
Richard P. Cooley


/s/ Ronald P. Erickson		           Director
Ronald P. Erickson


/s/ Steven E. Lebow		              Director
Steven E. Lebow


                                 		Director
Linda Fayne Levinson


                                 		Director
George P. Orban


/s/ Samuel N. Stroum		            Director
Samuel N. Stroum