Form 10-Q
period 1994-07-02
EGGHEAD INC /WA/
filed 1994-08-05
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC. 20549

                               FORM 10-Q

[_]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period from April 3, 1994  to  July 2, 1994

                                   or

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
YES ___  NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                               			Outstanding at
         Class	                                   July 30, 1994
	    Common Stock	                                  17,163,406
	   $.01 par value	                                   shares


                     PART 1. FINANCIAL INFORMATION

         ITEM 1.  Financial Statements and Supplementary Data

Refer to Exhibit 28 for the results of the limited review performed by Arthur Andersen & Co., independent public accountants.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)

   		                                              July 2,	       April 2,
                                                  		1994			         1994
   	                                                   	(unaudited)
ASSETS
Current assets:
	 Cash and cash equivalents	   	                  $29,262		        $25,677
 	Accounts receivable, net of allowance
	   for doubtful accounts of $3,729
	   and $3,432, respectively			                    77,622		         76,241
	 Merchandise inventories  (Note 2)   		          124,109		        117,106
	 Prepaid expenses and other current assets   		    3,862		          3,717
 	Current deferred income taxes (Note 3) 		         7,890		          8,085
		  Total current assets		                        242,745		        230,826
Property and equipment, net		                      18,526		         19,351
Non-current deferred income taxes (Note 3)			       3,030		          3,014
Other assets			                                     2,420	          	2,819

   					                                         $266,721		       $256,010

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 	Notes payable to banks (Note 5)		              $      -		       $      -
	 Accounts payable		                              100,486		         91,055
	 Accrued liabilities		                            21,854		         19,144
	 Income taxes payable 		                               -		            494
 	Current portion of capital lease obligations		      296		            295
		  Total current liabilities		                   122,636		        110,988
Capital lease obligations, less current portion     		110		            184
Deferred rent			                                    1,405		          1,422

	 	Total liabilities		                            124,151		        112,594

Commitments and contingencies (Note 6)

Shareholders' equity:
 	Common stock, $.01 par value:
	  	50,000,000 shares authorized;
		  17,163,406 and 17,121,438 shares
		  issued and outstanding, respectively		            172		            171
	 Additional paid-in capital		                    120,546		        120,287
	 Retained earnings		                              21,852	         	22,958
  		Total shareholders' equity		                  142,570		        143,416

	                                            				$266,721       		$256,010

See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

                                                 					13 Weeks Ended
				                                                   	(unaudited)
		                                               	July 2,        	July 3,
												                                       1994	         		1993
Net sales		                                   			$193,848       	$180,835

Cost of sales, including certain buying,
 	occupancy, and distribution costs	          				171,656       		154,005

Gross margin	                                   			22,192         	26,830

Selling, general, and administrative expense		     21,757         	23,637

Depreciation and amortization expense, net of
	amounts included in cost of sales					             2,412         		1,887

Provision for restructuring costs				                   -	         	4,400

Operating loss				                                 (1,977)        	(3,094)

Other (expense) income:
	Interest income 			                                  185            	109
	Interest expense			                                   (6)           	(22)
	Other, net							                                     (2)           		32

Loss before income taxes 		                       	(1,800)        	(2,975)

Income tax benefit						                              702         		1,160

Net loss							                                  	$(1,098)      		$(1,815)

Loss per share (Note 4)						                      $(0.06)       		$(0.11)

Weighted average common shares and common
	equivalent shares outstanding					                17,122        		16,989

See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

		                                                     13 Weeks Ended
		                                                       (unaudited)
	                                                  July 2,	       July 3,
                                           									1994	        		1993
Cash flows from operating activities:
 	Net loss	                                  					$(1,098)      		$(1,815)
 	Adjustments to reconcile net loss to
	   net cash provided (used) by
    operating activities:
		    Depreciation and amortization		               2,689	         	2,308
		    Deferred rent		                                 (17)	          	(19)
		    Deferred income taxes		                         179          		(442)
    		Stock issued as compensation		                    -           		552
    		(Gain) loss on disposition of assets		           12           		(13)
    		Changes in assets and liabilities:
			     Accounts receivable, net	                		(1,354)       		(3,551)
     			Merchandise inventories		                 	(7,001)       		(4,621)
		     	Prepaid expenses and other current assets 			(145)       		(1,209)
			     Other assets                                		293            		(2)
			     Accounts payable	                          	9,401       		(15,509)
		     	Accrued liabilities		                      	2,710         		3,804
		     	Income taxes payable	                     			(494)         		(519)
				      Total adjustments			                     	6,273       		(19,221)

        Net cash provided (used) by
          operating activities		                   	5,175       		(21,036)

Cash flows from investing activities:
 	Additions to property and equipment	            	(1,793)       		(1,027)
	 Proceeds from sale of equipment		                  		24            		35

     		Net cash used by investing activities    			(1,769)         		(992)

Cash flows from financing activities:
	 Payments on capital lease obligations	            		(73)	         	(166)
	 Proceeds from stock issuances		                    	258	          		488

  		Net cash provided by financing activities		      	185           		322

Effect of exchange rates on cash	                   			(6)            		2

Net increase (decrease) in cash			                  3,585       		(21,704)
Cash at beginning of period				                    25,677        		26,386

Cash at end of period			                         	$29,262        		$4,682

Supplemental disclosures of cash paid:
 	Interest                                       						$6           		$24
	 Income taxes		                                   		$145          		$722

See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended April 2, 1994, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 week period ended 2, 1994, are not necessarily indicative of the results that may be expected for the full year.

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Effective the beginning of fiscal 1995, the Company changed it's fiscal quarters such that each quarter consists of 13 weeks. Previously, fiscal quarters were such that the first quarter consisted of 16 weeks, the second and third quarters were each 12 weeks, and the fourth quarter consisted of the remaining 12 or 13 weeks. The first quarter fiscal 1994 financial information represents the first 13 weeks of the fiscal year.

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

Note 4 Earnings (Loss) Per Share

Primary earnings per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. The effect of common equivalent shares was not included in computation of the loss per share amount for the 13 week periods ended July 2, 1994, and July 3, 1993, because they were anti-dilutive.



EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
(Unaudited)

Note 5 Notes Payable to Banks

Effective October 1, 1993, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $50,000,000 through September 30, 1994. Each bank provides a $25,000,000 line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the participating banks' rates on overnight funds, or on the agent bank's rate on certificates of deposit, LIBOR, or prime rate. The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. The Company was in compliance with the financial covenants as of July 2, 1994. There were no borrowings under the lines of credit during the first quarter of fiscal 1995.

Note 6 Leases

The Company leases all its retail stores, corporate, government, and education sales offices, it's distribution facilities in Lancaster, Pennsylvania and Sacramento, California, and it's headquarter facilities in Issaquah, Washington, under operating leases with terms ranging from one to eleven years. As of July 2, 1994, the future minimum rental payments under these operating leases were as follows (in thousands):

	                   Fiscal Year
                   	1995 (remainder)     		   $10,445
	                   1996                      	12,813
                   	1997	                      11,350
	                   1998                    	   7,755
                   	1999                    	   3,994
                   	Thereafter             	   	1,057
	                   Total minimum payments	  	$47,414

ITEM 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Effective the beginning of fiscal 1995, the Company changed it's fiscal quarters such that each quarter consists of 13 weeks. Previously, fiscal quarters were such that the first quarter consisted of 16 weeks, the second and third quarters were each 12 weeks, and the fourth quarter consisted of the remaining 12 or 13 weeks. The first quarter fiscal 1994 financial information represents the first 13 weeks of the fiscal year.

RESULTS OF OPERATIONS

The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                        Percentage of Net Sales
		                                                    First Quarter
	                                                    	13 Weeks Ended
                                                 			July 2,   	July 3,
                                             								1994    			1993
	Net sales		                                        100.0%    	100.0%
	Cost of sales, including certain buying,
		 occupancy, and distribution costs				             88.6	     	85.2
	Gross margin			                                     11.4	      14.8
	Selling, general, and administrative expense		      11.2	      13.1
	Provision for restructuring costs			                   -       	2.4
	Depreciation and amortization expense,
 		net of amounts included in cost of sales	        		1.2      		1.0
	Operating loss			                                   (1.0)     	(1.7)
	Other income				                                     0.1      		0.1
	Loss before income taxes			                         (0.9)     	(1.6)
	Income tax benefit			                               	0.3      		0.6
	Net loss				                                        (0.6)%   		(1.0)%

Net sales of $193.8 million for the 13 week period ended July 2, 1994, were 7% greater than net sales of $180.8 million for the 13 week period ended July 3, 1993.

The corporate, government, and education (CGE) group generated 53% of net sales during the first quarter of fiscal 1995, with 47% generated by retail operations. This compares to 57% generated by the CGE group and 43% generated by retail operations in the first quarter of fiscal 1994.

Corporate, Government, and Education
CGE sales were $102.6 million in the first quarter of fiscal 1995 compared to $102.3 million in the first quarter last year.

Retail
Retail sales of $91.2 million in the first quarter of fiscal 1995, increased $12.7 million, or 16%, compared to $78.5 million in the first quarter of fiscal 1994. Comparable retail store sales increased 14%.
In addition, there was an increase in mail order sales due mainly to the acquisition of a mail order subsidiary, Rocky Mountain Computer Outfitters (Computer Outfitters) at the end of the second quarter of fiscal 1994. These increases in sales were partially offset by the net reduction of 16 stores since the end of the first quarter a year ago.

During the first quarter of fiscal 1995, the Company closed five stores. Since the end of the first quarter last year, the Company has opened two stores and closed 18. As of the end of the first quarter of fiscal 1995, the Company operated 184 retail stores compared to 200 at July 3, 1993. The Company will continue to evaluate individual store performance and make changes in the ordinary course of business.

Gross margin as a percentage of net sales was 11.4% in the first quarter of fiscal 1995, compared to 14.8% in the first quarter last year.
During the second quarter of fiscal 1994, the Company lowered prices in both its CGE and retail businesses to improve its competitive position. This decrease in gross margin as a percentage of sales was partially offset by retail sales making up a larger percentage of total sales in the first quarter of fiscal 1995 than in the first quarter a year ago. Retail sales, compared to CGE sales, typically have higher margins and lower volume per transaction.

Selling, general, and administrative expense was 11.2% of net sales in the first quarter of fiscal 1995, compared to 13.1% in the first quarter of fiscal 1994. Savings associated with previous restructuring actions, as discussed below, were partially offset by additional expenses from Computer Outfitters, the Company's new mail order subsidiary.

Provision for restructuring costs was $4.4 million, or 2.4% of net sales, in the first quarter of fiscal 1994. During fiscal 1994, the Company lowered its cost structure to improve its ability to compete. The $4.4 million included employee severance costs and early lease termination costs.


FINANCIAL CONDITION

Cash and short-term investments increased from $25.7 million at April 2, 1994, to $29.3 million at the end of the first quarter of fiscal 1995. The $3.6 million increase was mainly due to increases in accounts payable and accrued liabilities, partially offset by an increase in inventory and additions to property and equipment, as presented in the Consolidated Statement of Cash Flows for the 13 weeks ended July 2, 1994, on page 3.

Merchandise inventories increased $7.0 million, or 6%, from $117.1 million at April 2, 1994 to $124.1 million at July 2, 1994. The increase was partly due to the addition of a limited selection of computer hardware and printers in the retail stores.

Accounts payable increased $9.4 million, from $91.1 million at the end of fiscal 1994, to $100.5 million at July 2, 1994. As a percentage of total inventory, accounts payable (leveraging) increased from 78% at the end of fiscal 1994 to 81% at the end of the first quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.2 million for the 13 weeks ended July 2, 1994, compared to $21.0 million used by operating activities during the same period a year ago. The increase was mainly due to a $9.4 million increase in accounts payable during the first quarter of fiscal 1995, compared to a $15.5 million reduction during the same quarter a year ago. For further information, see the Consolidated Statement of Cash Flows for the 13 weeks ended July 2, 1994, on page 3.

Effective October 1, 1993, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings up to $50 million through September 30, 1994. Each bank provides a $25 million line of credit and one bank serves as agent for the agreement. The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. The Company was in compliance with the financial covenants and had no outstanding borrowings as of July 2, 1994.

There was no debt outstanding during the first quarter of fiscal 1995. The average amount of debt outstanding during the first 13 weeks of fiscal 1994 was $16,000. During the first quarter of fiscal 1995, working capital requirements and capital expenditures were financed from operations.

The Company expects that cash requirements in the foreseeable future will be satisfied by cash flow from operations and borrowings under these lines of credit. Depending on its rate of growth, the Company may in future years require additional financing, including bank borrowings and further issuances of debt and/or equity securities.


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


ITEM 4.	Submission of Matters to a Vote of Security
Holders

None.


ITEM 6.	Exhibits and Reports On Form 8-K

a.	Exhibits
	  10.18	Lease termination and rent payment agreement dated June 14,
         1994, between Sammamish Park Place II Limited Partnership as Landlord and DJ&J Software Corporation as Tenant regarding the Company's administrative headquarters.
	  28.	  Report of Independent Public Accountants

b.	Reports on Form 8-K
None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         		EGGHEAD, INC.
		                                         (Registrant)




Date: August 4, 1994	                     	/s/Carolyn J. Tobias
		                                         Carolyn J. Tobias
		                                         Senior Vice President, Chief
		                                         Financial Officer (Principal
		                                         Financial and Accounting
		                                         Officer)




                                                             	Exhibit 28


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Egghead, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Egghead, Inc. (a Washington corporation) and subsidiaries as of July 2, 1994, and the related condensed consolidated statements of operations and cash flows for the 13-week periods ended July 2, 1994, and July 3, 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.



/s/ Arthur Andersen & Co.

Seattle, Washington,
July 28, 1994.