Form 10-Q
period 1994-10-01
EGGHEAD INC /WA/
filed 1994-11-04
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period from 	July 3, 1994  to  October 1, 1994

                                     or

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from 			to


                       Commission File Number  0-16930


                               EGGHEAD, INC.
            (Exact name of registrant as specified in its charter)

   	       Washington	                                91-1296187
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification Number)

 	         22011 S.E. 51st
  	     Issaquah, Washington	 	                          98027
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
                              YES _X_  NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

		                                                 	Outstanding at
		        Class	                                   October 29, 1994
	     Common Stock	                                   17,163,406
    	$.01 par value                                     shares

                       PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements and Supplementary Data

Refer to Exhibit 28 for the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)

	                                              October 1,	        April 2,
	                                                	1994           			1994
		                                                     (unaudited)
ASSETS
Current assets:
	Cash and cash equivalents	                    	$28,595	        	$  25,677
	Accounts receivable, net of allowance
   for doubtful,accounts of $3,932 and
   $3,432, respectively		                        74,127            	76,241
	Merchandise inventories  (Note 2)	             131,124           	117,106
	Prepaid expenses and other current assets		      4,560            		3,717
	Current deferred income taxes (Note 3) 	        	7,727            		8,085
		Total current assets	                        	246,133          		230,826
Property and equipment, net	                    	16,596           		19,351
Non-current deferred income taxes (Note 3)		      3,072	             3,014
Other assets			                                   2,291            		2,819
					                                          $268,092	         	$256,010

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Notes payable to banks (Note 5)		          	  $      -	         	$      -
	Accounts payable	                              106,774            	91,055
	Accrued liabilities	                            18,002            	19,144
	Income taxes payable                                	-	               494
	Current portion of capital lease obligations		     257	              	295
		Total current liabilities	                    125,033	           110,988
Capital lease obligations, less current portion  	   76               	184
Deferred rent		                                  	1,415            		1,422
		Total liabilities		                           126,524            112,594

Commitments and contingencies (Note 6)

Shareholders' equity:
	Common stock, $.01 par value:  50,000,000 shares
		authorized; 17,163,406 and 17,121,438 shares
		issued and outstanding, respectively	             172	               171
	Additional paid-in capital	                    120,546           	120,287
	Retained earnings		                             20,850           		22,958
		Total shareholders' equity		                  141,568          		143,416
					                                          $268,092         		$256,010

See Notes to Consolidated Financial Statements.
EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	                                   	13 Weeks Ended   			26 Weeks Ended
		                                     (unaudited)      			(unaudited

	                                October 1,	October 2,	October 1,	October 2,
                              						1994	    		1993	    		1994	      1993

Net sales		                     	$194,311  	$165,405	  $388,159   	$346,240

Cost of sales, including certain
	buying, occupancy, and
	distribution costs	             	171,961  		142,264  		343,617   		296,269

Gross margin	                    		22,350    	23,141    	44,542     	49,971

Selling, general, and
	administrative expense           	21,494    	20,611    	43,251     	44,248

Depreciation and amortization
	expense, net of amounts
	included in cost of sales	        	2,352	    	2,041	    	4,764	     	3,928

Provision for restructuring costs	     	-	        	-	        	-	     	4,400

Operating income (loss)           	(1,496)      	489    	(3,473)    	(2,605)

Other (expense) income:
	Interest income	                    	153        	28       	338        	137
	Interest expense	                     (5)      	(32)      	(11)       	(54)
	Other, net			                       (259)     		(65)	    	(261)      		(33)

Income (loss) before income taxes 	(1,607)	      420    	(3,407)    	(2,555)

Income tax benefit (provision)	      	626		     (164)   		1,328       		996

Net income (loss) 		               $ (981)      $ 25	   $(2,079)    $(1,559)

Earnings (loss) per share (Note 4)	$(0.06)     $0.02		   $(0.12)	   	$(0.09)

Weighted average common shares
	and common equivalent
	shares outstanding		              17,163	   	17,125	   	17,143    		17,055





See Notes to Consolidated Financial Statements.
EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

	                                            	    26 Weeks Ended
		                                                  (unaudited)
	                                          October 1,	         October 2,
									                                     1994             			1993

Cash flows from operating activities:
	Net loss                           					 	$ (2,079)         		$ (1,559)
	Adjustments to reconcile net loss to
	  net cash provided (used) by
   operating activities:
		Depreciation and amortization		             5,303	              4,770
		Deferred rent		                                (7)                	39
		Deferred income taxes		                       300               	(432)
		Stock issued as compensation		                  -                	552
		Loss on disposition of assets		               286	                 50
		Changes in assets and liabilities:
			Accounts receivable, net		                 2,185              	2,554
			Merchandise inventories		                (14,006)            	25,229
			Prepaid expenses and other current assets	 	(843)            	(1,976)
			Other assets 		                              316             	(2,101)
			Accounts payable	                        	15,594            	(38,359)
			Accrued liabilities		                     (1,144)               	729
			Income taxes payable				                    (494)             		(795)
				Total adjustments			                     	7,490            		(9,740)

			Net cash provided (used) by
    operating activities			                   5,411	           	(11,299)

Cash flows from investing activities:
	Additions to property and equipment		       (2,645)	            (4,867)
	Proceeds from sale of equipment				             33	                	24

		Net cash used by investing activities			  	(2,612)           		(4,843)

Cash flows from financing activities:
	Payments on capital lease obligations		       (146)              	(382)
	Proceeds from stock issuances			               258	               	488

		Net cash provided by financing activities				 112	               	106

Effect of exchange rates on cash				              7		                (6)

Net increase (decrease) in cash			            2,918            	(16,042)
Cash at beginning of period				              25,677            		26,386

Cash at end of period			                 	$  28,595         		$  10,344

Supplemental disclosures of cash paid:
	Interest				                         		  $      11 	        	$      54
	Income taxes			                          $     213 	         $     866


See Notes to Consolidated Financial Statements.
EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended April 2, 1994, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 and 26 week periods ended October 1, 1994, are not necessarily indicative of the results that may be expected for the full year.

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Effective the beginning of fiscal 1995, the Company changed it's fiscal quarters such that each quarter consists of 13 weeks. Previously, fiscal quarters were such that the first quarter consisted of 16 weeks, the second and third quarters were each 12 weeks, and the fourth quarter consisted of the remaining 12 or 13 weeks. The second quarter fiscal 1994 financial information represents the second 13 weeks of the fiscal year.

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

Note 4 Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. The effect of common equivalent shares was not included in computation of the loss per share amount for the 13 and 26 week periods ended October 1, 1994, and the 26 week period ended October 2, 1993, because they were anti-dilutive.

EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
(Unaudited)

Note 5 Notes Payable to Banks

Effective October 1, 1994, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $50,000,000 through September 30, 1995. Each bank provides a $25,000,000 line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the participating banks' rates on overnight funds, or on the agent bank's rate on certificates of deposit, LIBOR, or prime rate. The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. The Company was in compliance with the financial covenants as of October 1, 1994. There were no borrowings under these or previous lines of credit during the first two quarters of fiscal 1995.

Note 6 Leases

The Company leases all its retail stores, corporate, government, and education sales offices, it's distribution facilities in Lancaster, Pennsylvania and Sacramento, California, and it's headquarter facilities in Issaquah, Washington, under operating leases with terms ranging from one to eleven years. As of October 1, 1994, the future minimum rental payments under these operating leases were as follows (in thousands):

	             Fiscal Year
	             1995 (remainder)		        $   6,715
	             1996                        	12,330
	             1997                        	11,106
	             1998	                         7,675
	             1999                         	3,987
	             Thereafter                  		1,055
	             Total minimum payments  		$  42,868

ITEM 2.	Management's Discussion and Analysis of Results of
				Operations and Financial Condition

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Effective the beginning of fiscal 1995, the Company changed it's fiscal quarters such that each quarter consists of 13 weeks. Previously, fiscal quarters were such that the first quarter consisted of 16 weeks, the second and third quarters were each 12 weeks, and the fourth quarter consisted of the remaining 12 or 13 weeks. The second quarter and year-to-date fiscal 1994 financial information represent the second 13 weeks and 26 weeks of the fiscal year.

RESULTS OF OPERATIONS

The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                       Percentage of Net Sales
	                                Second Quarter          	Year to Date
                                	13 Weeks Ended	         26 Weeks Ended
	                             October 1,	October 2,	  October 1,	October 2,
		                              1994    			1993      			1994    			1993
	Net sales                    	100.0%    	100.0%      	100.0%    	100.0%
	Cost of sales, including
  certain buying, occupancy,
  and distribution costs	       88.5      	86.0        	88.5      	85.6
	Gross margin	                  11.5      	14.0        	11.5      	14.4
	Selling, general, and
  administrative expense	       11.1      	12.5        	11.2      	12.8
	Depreciation and amortization
		expense, net of amounts
		included in cost of sales     	1.2       	1.2         	1.2       	1.1
	Provision for restructuring
  costs                           	-	         -	           -	       1.3
	Operating income (loss)	       (0.8)      	0.3        	(0.9)     	(0.8)
	Income (loss) before
  income taxes                 	(0.8)      	0.3        	(0.9)     	(0.8)
	Income tax benefit (provision)	 0.3      	(0.1)        	0.4       	0.3
	Net income (loss)             	(0.5)      	0.2        	(0.5)     	(0.5)

Net sales of $194.3 million for the 13 week period ended October 1, 1994, were 17% greater than net sales of $165.4 million for the 13 week period ended October 2, 1993.

Year-to-date sales of $388.2 million for the 26 week period ended
October 1, 1994 were 12% greater than net sales of $346.2 million for the 26 week period ended October 2, 1993.

The corporate, government, and education (CGE) group generated 52% of total net sales during the second quarter of fiscal 1995, with 48% generated by retail operations. This compares to 59% generated by the CGE group and 41% generated by retail operations in the second quarter of fiscal 1994.

Year-to-date fiscal 1995, CGE generated 53% of total net sales with the remaining 47% generated by retail operations. This compares to 58% for CGE and 42% for retail year-to-date last year.

Corporate, Government, and Education Sales
CGE sales of $101.6 million in the second quarter of fiscal 1995 increased $3.8 million, or 4%, compared to $97.8 million in the second quarter of fiscal 1995.

Year-to-date fiscal 1995 CGE sales of $204.2 million increased $4.1 million, or 2%, compared to $200.1 million year-to-date last year. As discussed in the Company's fiscal year 1994 Form 10-K, management believes its restructuring initiative in CGE has affected sales.

Retail Sales
Retail sales of $92.7 million in the second quarter of fiscal 1995 increased $25.1 million, or 37%, compared to $67.6 million in the second quarter of fiscal 1994. Year-to-date fiscal 1995 retail sales of $184.0 million increased $37.9 million, or 26%, compared to $146.1 million year-to-date last year. Second quarter and year-to-date comparable retail store sales increased 36% and 24%, respectively.

In addition to the comparable store sales growth, there was an increase in mail order sales due mainly to the acquisition of a mail order subsidiary, Mac's Place, at the end of the second quarter of fiscal 1994.

Sales of hardware and related accessories increased from approximately 14% of total retail sales year-to-date last year to approximately 30% year-to-date this year. The increase was due partly to the introduction of additional hardware products, such as hard drives and printers, since the end of the second quarter a year ago.

Retail Locations
Year-to-date in fiscal 1995, the Company has closed 10 stores, including five during the second quarter. Since the end of the second quarter last year, the Company has closed 16 stores. As of the end of the second quarter of fiscal 1995, the Company operated 179 retail stores, compared to 195 at the end of the second quarter a year ago.

Gross margin (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) as a percentage of net sales was 11.5% in the second quarter of fiscal 1995, compared to 14.0% in the second quarter last year. Year-to-date gross margin as a percentage of sales was 11.5% in fiscal 1995, compared to 14.4% in fiscal 1994.

During the second quarter of fiscal 1994, the Company lowered prices in both its CGE and Retail businesses to improve its competitive position. As discussed in the Company's fiscal year 1994 Form 10-K, gross margin as a percentage of sales continues to be affected by industry-wide pricing pressure related to both competitors' pricing and vendors' pricing.

The decrease in gross margin as a percentage of sales resulting from the lower prices was partially offset by retail sales making up a larger percentage of total sales in the second quarter and year-to-date fiscal 1995 than during the same periods a year ago. Retail sales, compared to CGE sales, typically have higher margins and lower volume per transaction.

In addition, retail occupancy costs decreased in the second quarter and year-to-date this year compared to the same periods last year while sales increased. The decrease in occupancy costs resulted mainly from the store closures noted above.

Selling, general, and administrative (SG&A) expense was 11.1% of net sales in the second quarter of fiscal 1995, compared to 12.5% in the second quarter of fiscal 1994. Year-to-date SG&A expense was 11.2% of net sales in fiscal 1995 compared to 12.8% in fiscal 1994. Savings associated with previous restructuring actions, as discussed on the following page, were offset by additional expenses from Mac's Place, the Company's new mail order subsidiary.

Provision for restructuring costs was $4.4 million, or 1.3% of net sales, year-to-date in fiscal 1994. During fiscal 1994, the Company lowered its cost structure to improve its ability to compete.

Income (loss) before income taxes, as a result of the foregoing factors, was a $1.6 million loss for the second quarter of fiscal 1995 compared to $0.4 million income in the second quarter last year. Year-to-date the loss before income tax benefit was $3.4 million in fiscal 1995 compared to $2.6 million in fiscal 1994.

As discussed in the Company's Form 10-K for the fiscal year ended April 2, 1994, the Company is examining its retail store format in order to meet the needs of its customers. It is also beginning to provide value added customer support services, such as work flow development, through its Corporate, Government, and Education group.

FINANCIAL CONDITION

Cash and short-term investments increased from $25.7 million at April 2, 1994, to $28.6 million at the end of the second quarter of fiscal 1995. The $2.9 million increase was mainly due to $5.4 million of cash provided by operating activities, partially offset by $2.6 million capital expenditures, as presented in the Consolidated Statement of Cash Flows for the 26 week periods ended October 1, 1994, and October 2, 1993, on page 3.

Merchandise inventories increased $14.0 million, or 12%, from $117.1 million at April 2, 1994, to $131.1 million at October 1, 1994. The increase was partly due to the introduction of additional hardware products, such as hard drives and printers, since the end of the second quarter a year ago.

Accounts payable increased from $91.1 million at the end of fiscal 1994, to $106.8 million at October 1, 1994. The $15.7 million increase is consistent with the increase in inventory.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.4 million for the 26 weeks ended October 1, 1994, compared to $11.3 million used by operating activities during the same period a year ago. During the first two quarters of fiscal 1995, there was a $15.6 million increase in accounts payable, partially offset by a $14.0 million increase in inventory. During the first two quarters of fiscal 1994, there was a $38.4 million decrease in accounts payable, partially offset by a $25.2 million decrease in inventory. For further information, see the Consolidated Statement of Cash Flows for the 26 week periods ended October 1, 1994, and October 2, 1993, on page 3.

Effective October 1, 1994, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings up to $50 million through September 30, 1995. Each bank provides a $25 million line of credit and one bank serves as agent for the agreement. The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. The Company was in compliance with all financial covenants and had no outstanding borrowings on October 1, 1994.

There was no debt outstanding during the second quarter of fiscal 1995. The average amount of debt outstanding during the second quarter of fiscal 1994 was $1.0 million. During the first two quarters of fiscal 1995, working capital requirements and capital expenditures were financed from operations.

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
Holders

The Company held its annual Meeting of Shareholders on September 8, 1994. Paul E. Allen and George P. Orban were elected as Class II directors, whose terms expire in 1996. The number of votes cast for election of the above Board of Directors was as follows:

	          Nominee	               In Favor	          Withheld
	          Paul E. Allen       	13,620,750            	87,032
	          George P. Orban	     13,619,274            	88,508

Part II.  OTHER INFORMATION (con't)

ITEM 6.	Exhibits and Reports On Form 8-K

a.	Exhibits
   *10.10	 Microsoft 1994/1995 Channel Agreement dated July 1, 1994.
   *10.11	 Addendum to Microsoft 1994/1995 Channel Agreement dated
           July 1, 1994.
   *10.11a	Follow up letter dated August 2, 1994, from Microsoft
           regarding Microsoft 1994/1995 Channel Agreement dated
           July 1, 1994.
	   10.18	 Lease Termination and Rent Payment Agreement between
           Sammamish Park Place II Limited Partnership as Landlord
           and DJ&J Software Corporation as Tenant regarding the
           Company's administrative headquarters.
	   10.18a	First Amendment to Lease Termination and Rent Payment
           Agreement between Sammamish Park Place II Limited
           Partnership as Landlord and DJ&J Software Corporation as
           Tenant.
	   10.18b	Second Amendment to Lease Termination and Rent Payment
           Agreement between Sammamish Park Place II Limited
           Partnership as Landlord and DJ&J Software Corporation as
           Tenant.
   *10.29	 Revolving Loan Agreement dated September 30, 1994, among
           Security Pacific Bank Washington, N.A. and U.S. Bank of
           Washington, National Association, Egghead, Inc., and DJ&J
           Software Corporation.
  **10.31a	Separation agreement between Egghead, Inc. and DJ&J
           Software Corporation (collectively, the "Company") and
           Ronald P. Erickson dated August 1, 1994.
	   27	    Financial Data Schedule.
	   28	    Report of Independent Public Accountants.

b. 	Reports on Form 8-K
    None.

    * Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934. Each exhibit has been marked to identify the confidential portions that are omitted.
    ** Designates management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   		EGGHEAD, INC.
		                                   (Registrant)




Date: 	November 4, 1994		            /s/ Carolyn J. Tobias
		                                   Carolyn J. Tobias
	                                   	Senior Vice President, Chief Financial
		                                   Officer (Principal Financial and
				                                 Accounting Officer)