Form 10-Q
period 1994-12-31
EGGHEAD INC /WA/
filed 1995-02-09
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC. 20549

                                  FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period from 	October 2, 1994  to  December 31, 1994

                                     or

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from 		                to


                     Commission File Number  0-16930


                             EGGHEAD, INC.
           (Exact name of registrant as specified in its charter)

	         Washington	                                   91-1296187
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

	         22011 S.E. 51st
   	   Issaquah, Washington	 	                               98027
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
                             YES _X_  NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                              			Outstanding at
		    Class	                                    January 28, 1995
  	Common Stock	                                   17,166,031
 	$.01 par value	                                     shares



                    PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements and Supplementary Data

Refer to Exhibit 28 for the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

EGGHEAD, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	                                                   December 31,	   April 2,
	                                               	       1994        		1994
   		                                                     (unaudited)
ASSETS
Current assets:
	Cash and cash equivalents		                           $24,323    $ 25,677
	Accounts receivable, net of allowance for doubtful,
	accounts of $4,529 and $3,432, respectively		          91,983	    	76,241
	Merchandise inventories  (Note 2)		                   168,323   		117,106
	Prepaid expenses and other current assets	             	3,429     		3,717
	Current deferred income taxes (Note 3) 		               7,077     		8,085
		Total current assets		                               295,135   		230,826
Property and equipment, net		                           21,269    		19,351
Non-current deferred income taxes (Note 3)		             3,320     		3,014
Other assets				                                         2,244     		2,819

                                                 					$321,968  		$256,010

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Notes payable to banks (Note 5)			                   $      - 	 	$      -
	Accounts payable		                                    149,810    		91,055
	Accrued liabilities	                                  	24,256	    	19,144
	Income taxes payable 	                                   	605       		494
	Current portion of capital lease obligations	            	292       		295
		Total current liabilities	                          	174,963   		110,988
Capital lease obligations, less current portion  	        	153       		184
Deferred rent			                                         1,421     		1,422

		Total liabilities	                                  	176,537   		112,594

Commitments and contingencies (Note 6)

Shareholders' equity:
	Common stock, $.01 par value:  50,000,000 shares
		authorized; 17,166,031 and 17,121,438 shares
		issued and outstanding, respectively	                   	172       		171
	Additional paid-in capital		                          120,572   		120,287
	Retained earnings	                                    	24,687    		22,958
		Total shareholders' equity		                         145,431   		143,416

	                                                 				$321,968  		$256,010

See Notes to Consolidated Financial Statements.


EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

                                		13 Weeks Ended	        		39 Weeks Ended
		                                 (unaudited)		           	(unaudited)

                          	  December 31,	January 1,	December 31,	January 1,
					                           	1994	     		1994	     		1994		    	1994
Net sales		                    	$254,283  	$222,560	    $642,442  	$568,800

Cost of sales, including certain
	buying, occupancy, and
	distribution costs	            	222,444  		195,276	    	566,061	  	491,545

Gross margin			                   31,839	    27,284	      76,381	    77,255

Selling, general, and
	administrative expense	          25,210    	22,615	      68,461    	66,863

Depreciation and amortization
	expense, net of amounts
	included in cost of sales	       	2,236	    	2,314	      	7,000   		6,242

Provision for restructuring costs	    	-	        	-          		-	   	4,400

Operating income (loss)	           4,393     	2,355         	920     	(250)

Theft insurance recovery (Note 7) 	1,650         	-       	1,650        	-

Other income (expense):
	Interest income		                   168       	143         	506      	280
	Interest expense	                   (16)      	(12)        	(27)     	(66)
	Other, net			                        55		     (105)	      	(206)   		(138)

Income (loss) before income taxes 	6,250	     2,381       	2,843     	(174)

Income tax provision (benefit)	   	2,437      		929      		1,109     		(67)

Net income (loss)			             $ 3,813		  $ 1,452	    	$ 1,734  		$ (107)

Earnings (loss) per
   share (Note 4)		                $0.22		    $0.08 		     $0.10		  $(0.01)

Weighted average common shares
	and common equivalent
	shares outstanding		             17,380   		17,129     		17,231  		17,078



See Notes to Consolidated Financial Statements.


EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

		                                                     39 Weeks Ended
                                                       	(unaudited)
                                               	December 31,     	January 1,
					                                              	1994	          		1994
Cash flows from operating activities:
	Net income (loss)	                               	$ 1,734	        	$ (107)
	Adjustments to reconcile net income (loss) to
	  net cash provided (used) by operating activities:
		Depreciation and amortization		                    7,806         		7,462
		Deferred rent		                                       (1)	           	18
		Deferred income taxes		                              702          		(290)
		Stock issued as compensation		                         -	           	552
		Loss on disposition of assets		                      235           		150
		Changes in assets and liabilities:
			Accounts receivable, net	                      	(15,774)      		(12,622)
			Merchandise inventories                       		(51,222)      		(24,411)
			Prepaid expenses and other current assets	         	288          		(265)
			Other assets 	                                     	257        		(2,171)
			Accounts payable	                               	58,805        		23,352
			Accrued liabilities		                             5,117         		7,034
			Income taxes payable	                              	111          		(795)
				Total adjustments	                              	6,324        		(1,986)

			Net cash provided (used) by operating activities		8,058	        	(2,093)

Cash flows from investing activities:
	Additions to property and equipment		              (9,491)	       	(7,592)
	Proceeds from sale of equipment		                      34	            	96

		Net cash used by investing activities		           (9,457)       		(7,496)

Cash flows from financing activities:
	Payments on capital lease obligations		              (221)         		(428)
	Proceeds from stock issuances		                       286           		488

		Net cash provided by financing activities		           65	            	60

Effect of exchange rates on cash	                     	(20)          		(22)

Net decrease in cash			                             (1,354)       		(9,551)
Cash at beginning of period		                       25,677        		26,386

Cash at end of period		                           $ 24,323      		$ 16,835

Supplemental disclosures of cash paid:
	Interest			                                  	   $     27 		     $     63
	Income taxes			                                  $    198       	$    847


See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended April 2, 1994, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 and 39 week periods ended December 31, 1994, are not necessarily indicative of the results that may be expected for the full year.

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Effective the beginning of fiscal 1995, the Company changed it's fiscal quarters such that each quarter consists of 13 weeks. Previously, fiscal quarters were such that the first quarter consisted of 16 weeks, the second and third quarters were each 12 weeks, and the fourth quarter consisted of the remaining 12 or 13 weeks. The third quarter fiscal 1994 financial information represents the third 13 weeks of the fiscal year.

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

Note 4 Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. The effect of common equivalent shares was not included in computation of the loss per share amount for the 39 week period ended January 1, 1994, because it was anti-dilutive.

EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
(Unaudited)

Note 5 Notes Payable to Banks

Effective October 1, 1994, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $50,000,000 through September 30, 1995. Each bank provides a $25,000,000 line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the participating banks' rates on overnight funds, or on the agent bank's rate on certificates of deposit, LIBOR, or prime rate. The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. The Company was in compliance with the financial covenants as of December 31, 1994. There were no borrowings under these or previous lines of credit during the first three quarters of fiscal 1995.

Note 6 Leases

The Company leases all its retail stores, corporate, government, and education sales offices, it's distribution facilities in Lancaster, Pennsylvania and Sacramento, California, and it's headquarter facilities in Issaquah, Washington, under operating leases with terms ranging from one to eleven years. As of December 31, 1994, the future minimum rental payments under these operating leases were as follows (in thousands):

	           Fiscal Year
	           1995 (remainder)      		   	$   3,707
	           1996	                          12,436
           	1997                          	11,160
           	1998                           	7,635
           	1999                           	4,003
           	Thereafter                 	   	1,075
	           Total minimum payments	     	$ 40,016

Note 7 Theft Insurance Recovery

Theft insurance recovery of $1.65 million represents settlement of an insurance claim, net of expenses, for inventory stolen from numerous retail stores during fiscal years 1991, 1992, and 1993 by members of a multi-state shoplifting ring.

Note 8 Reclassifications

Certain reclassifications have been made to the fiscal 1994 financial statements to conform to the fiscal 1995 presentation.

ITEM 2.	Management's Discussion and Analysis of Results of
    				Operations and Financial Condition

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Effective the beginning of fiscal 1995, the Company changed it's fiscal quarters such that each quarter consists of 13 weeks. Previously, fiscal quarters were such that the first quarter consisted of 16 weeks, the second and third quarters were each 12 weeks, and the fourth quarter consisted of the remaining 12 or 13 weeks. The third quarter and year-to-date fiscal 1994 financial information represent the third 13 weeks and 39 weeks of the fiscal year.

RESULTS OF OPERATIONS

The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                          Percentage of Net Sales
	                                         Third Quarter	     Year to Date
	                                        13 Weeks Ended	    39 Weeks Ended
	                                       Dec. 31, 	Jan. 1, 	Dec. 31,	 Jan. 1,
		                                        1994   		1994   			1994	  		1994
	Net sales	                              100.0%  	100.0%   	100.0%  	100.0%
	Cost of sales, including certain buying,
		occupancy, and distribution costs	      87.5    	87.7     	88.1    	86.4
	Gross margin	                            12.5    	12.3     	11.9    	13.6
	Selling, general, and administrative
		expense                                 	9.9    	10.2     	10.7	    11.7
	Depreciation and amortization
		expense, net of amounts
		included in cost of sales               	0.9     	1.0      	1.1     	1.1
	Provision for restructuring costs	          -	       -	        -	     0.8
	Operating income (loss)                  	1.7     	1.1      	0.1       	-
	Theft insurance recovery	                 0.7	       -	      0.3	       -
	Other income (expense)	                   0.1       	-      	0.1       	-
	Income (loss) before income taxes        	2.5     	1.1      	0.5       	-
	Income tax provision (benefit)	           1.0	     0.4	      0.2	       -
	Net income (loss)	                        1.5     	0.7      	0.3       	-


Net sales of $254.3 million for the 13 week period ended December 31, 1994, were 14% greater than net sales of $222.6 million for the 13 week period ended January 1, 1994.

Year-to-date sales of $642.4 million for the 39 week period ended
December 31, 1994 were 13% greater than net sales of $568.8 million for the 39 week period ended January 1, 1994.

The corporate, government, and education (CGE) group generated 46% of total net sales during the third quarter of fiscal 1995, with 54% generated by retail operations. This compares to 47% generated by the CGE group and 53% generated by retail operations in the third quarter of fiscal 1994.

Year-to-date fiscal 1995, CGE and retail operations each generated 50% of total net sales. This compares to 54% for CGE and 46% for retail year-to-date last year.

Corporate, Government, and Education Sales
CGE sales of $116.4 million in the third quarter of fiscal 1995 increased $11.7 million, or 11%, compared to $104.7 million in the third quarter of fiscal 1994. During the third quarter of fiscal 1995, the Company's sales to certain of its large corporate customers and sales in its Canadian division increased compared to the third quarter a year ago.

Year-to-date fiscal 1995 CGE sales of $320.6 million increased $15.7 million, or 5%, compared to $304.9 million year-to-date last year.

The increase in third quarter and year-to-date CGE sales compared to the same periods a year ago were mainly due to increases in the number of units sold as opposed to increases in prices. Prices for many software products have continued to decline due to industry-wide pricing pressure, as discussed in the gross margin section on the following page.

The Company serves as a designated reseller for volume licensing and maintenance (VLAM) agreements between certain of its customers and major publishers of microcomputer software. VLAM agreements typically are used by large customers seeking to standardize desktop software applications. For the 13 and 39 week periods ended December 31, 1994, sales of software through VLAM agreements represented 22% and 17%, respectively, of total CGE sales.

On December 6, 1994, the Company announced its plans to open a CGE customer service center in Spokane, Washington on January 23, 1995. Concurrent with the opening of the new center, the Company consolidated the operations of ten existing support centers located throughout the U.S. (The cost of closing the ten existing support centers was reserved prior to fiscal year 1995.) As discussed in the Company's fiscal year 1994 Form 10-K, management believes its continuing restructuring efforts in CGE have affected sales.

Retail Sales
Retail sales of $137.9 million in the third quarter of fiscal 1995 increased $20.1 million, or 17%, compared to $117.8 million in the third quarter of fiscal 1994. Comparable retail store sales increased 23% in the third quarter this year. The increase in comparable retail store sales was partially offset by the closure of 17 stores since the end of the third quarter a year ago.

Year-to-date fiscal 1995 retail sales of $321.8 million increased $57.9 million, or 22%, compared to $263.9 million year-to-date last year. Year-to-date fiscal 1995 comparable retail store sales increased 24%. In addition to the comparable store sales growth, there was an increase in mail order sales due mainly to the acquisition of a mail order subsidiary, Mac's Place, at the end of the second quarter of fiscal 1994. These increases from comparable stores and the acquisition of Mac's Place were partially offset by the closure of 17 stores since the end of the third quarter a year ago, as noted above.

Sales of hardware and related accessories increased from approximately 20% of total retail sales in the third quarter and year-to-date last year, to approximately 30% in same periods this year. The increase was due partly to the introduction of additional hardware products, such as hard drives and printers, since the end of the third quarter a year ago. Retail Locations
Year-to-date in fiscal 1995, the Company has closed 12 stores, including two during the third quarter. Since the end of the third quarter last year, the Company has closed 17 stores. As of the end of the third quarter of fiscal 1995, the Company operated 177 retail stores, compared to 194 at the end of the third quarter a year ago. As discussed in the Company's Form 10-K for the fiscal year ended April 2, 1994, the Company is examining its retail store format in order to better meet the needs of its customers.

Gross margin (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) as a percentage of net sales was 12.5% in the third quarter of fiscal 1995, compared to 12.3% in the third quarter last year. The improvement in gross margin as a percentage of sales resulted mainly from decreases in certain costs, such as retail occupancy costs, while sales increased. The decrease in occupancy costs resulted mainly from the store closures previously noted.

This improvement in the third quarter gross margin as a percentage of sales was partially offset by continued industry-wide pricing pressure related to both competitors' pricing and vendors' pricing, as discussed in the Company's fiscal year 1994 Form 10-K.

The third quarter gross margin of 12.5% increased 1.0% compared to 11.5% in the second quarter of fiscal 1995 due mainly to retail sales making up a larger percentage of total sales in the third quarter than in the second quarter. Retail sales, compared to CGE sales, typically have higher margins and lower volume per transaction.

Year-to-date gross margin as a percentage of sales was 11.9% in fiscal 1995, compared to 13.6% in fiscal 1994. During the second quarter of fiscal 1994, the Company lowered prices in both its CGE and Retail businesses to improve its competitive position. Year-to-date gross margin as a percentage of sales continues to be affected by the industry-wide pricing pressure discussed above.

The decreases in year-to-date gross margin as a percentage of sales from the lowering of prices and industry-wide pricing pressure were partially offset by decreases in certain costs, such as retail occupancy and distribution costs, while sales increased.

Selling, general, and administrative (SG&A) expense was 9.9% of net sales in the third quarter of fiscal 1995, compared to 10.2% in the third quarter of fiscal 1994. The improvement was mainly due to sales increasing at a faster rate than expenses.

Year-to-date SG&A expense was 10.7% of net sales in fiscal 1995 compared to 11.7% in fiscal 1994. The year-to-date improvement was also affected by sales increasing at a faster rate than expenses, partially offset by additional expenses from Mac's Place, the Company's mail order subsidiary purchased at the end of the second quarter of fiscal 1994.

Provision for restructuring costs was $4.4 million, or 0.8% of net sales, year-to-date in fiscal 1994. During fiscal 1994, the Company lowered its cost structure to improve its ability to compete.

Operating income (loss), as a result of the foregoing factors, was $4.4 million income in the third quarter of fiscal 1995, compared to $0.9 million income in the third quarter last year. Year-to-date operating income was $2.4 million income in fiscal 1995, compared to $0.3 million loss in fiscal 1994.

Theft insurance recovery of $1.65 million in the third quarter and year-to-date fiscal 1995 represents settlement of an insurance claim, net of expenses, for inventory stolen from numerous retail stores during fiscal years 1991, 1992, and 1993 by members of a multi-state shoplifting ring.

Income (loss) before income taxes, was $6.3 million in the third quarter of fiscal 1995 compared to $2.4 million in the third quarter last year. Year-to-date income before income taxes was $2.8 million in fiscal 1995 compared to a $0.2 million loss in fiscal 1994.

The third quarter and year-to-date fiscal 1995 results were positively affected by the theft insurance recovery discussed above. The third quarter and year-to-date results for fiscal years 1995 and 1994 were negatively affected by the results of Mac's Place. The fiscal 1994 year-to-date results were negatively affected by the provision for restructuring costs previously discussed.


FINANCIAL CONDITION

Cash and short-term investments were $24.3 million at the end of the third quarter of fiscal 1995 compared to $25.7 million at April 2, 1994. The $1.4 million decrease was mainly due to $9.5 million of capital expenditures, partially offset by $8.1 million of cash provided by operating activities as presented in the Consolidated Statement of Cash Flows for the 39 week periods ended December 31, 1994, and January 1, 1994, on page 3.

Accounts receivable, net increased $15.8 million, from $76.2 million at
April 2, 1994 to   $92.0 million at the end of the third quarter of
fiscal 1995. The increase resulted mainly from an increase in CGE sales near the end of the third quarter of fiscal 1995 compared to the end of fiscal year 1994.

Merchandise inventories increased $51.2 million, or 44%, from $117.1 million at April 2, 1994, to $168.3 million at December 31, 1994. During the third quarter of fiscal 1995, the Company added to existing inventory levels for the Christmas season. Also contributing to the increase was the introduction of additional hardware products, such as hard drives and printers, since the end of the third quarter a year ago.

Property and equipment, net increased from $19.4 million at April 2, 1994 to $21.3 million at the end of the third quarter of fiscal 1995.
The increase was due mainly to the purchase of a building and land for the new CGE customer service center in Spokane, Washington. This increase was partially offset by depreciation recorded on the Company's existing base of property and equipment.

Accounts payable increased from $91.1 million at the end of fiscal 1994, to $149.8 million at December 31, 1994. The increase is consistent with the increase in inventory.

Accrued liabilities increased from $19.1 million at the end of fiscal 1994, to $24.3 million at the end of the third quarter of fiscal 1995. The increase was due mainly to increases in sales tax and payroll accruals due to the timing of the Company's fiscal quarter-end.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.1 million for the 39 weeks ended December 31, 1994, compared to $2.1 million used by operating activities during the same period a year ago. During the first three quarters of fiscal 1995, there was a $58.8 million increase in accounts payable, partially offset by a $51.2 million increase in inventory. During the first three quarters of fiscal 1994, there was a $23.4 million increase in accounts payable, offset by a $24.4 million increase in inventory. For further information, see the Consolidated Statement of Cash Flows for the 39 week periods ended December 31, 1994, and January 1, 1994, on page 3.

Effective October 1, 1994, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings up to $50 million through September 30, 1995. Each bank provides a $25 million line of credit and one bank serves as agent for the agreement. The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. The Company was in compliance with all financial covenants and had no outstanding borrowings on December 31, 1994.

There was no debt outstanding during the third quarter of fiscal 1995. The average amount of debt outstanding during the third quarter of fiscal 1994 was $0.1 million. During the first three quarters of fiscal 1995, working capital requirements and capital expenditures were financed from operations.

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

On June 9, 1994, the Company announced that it had settled a shareholders' lawsuit originally filed against the Company, a current officer, and two former officers who were also directors. The current officer had recently been dismissed from the suit.
The action, originally entitled Finucan v. Egghead, et al., was filed in federal court in Seattle in September 1993 and was alleged to be brought on behalf of all purchasers of the Company's common stock between February 11, 1992, and November 18, 1992, (other than the individual defendants and other individuals and entities otherwise affiliated with the Company). The settlement called for a cash payment by the Company of $2.625 million. Payment was made during the second quarter of fiscal 1995. This settlement was approved by the United States District Court for the Western District of Washington on January 12, 1995. Net of expected insurance recovery, the settlement and related attorneys' fees resulted in a pretax charge of $1.2 million in fiscal year 1994 ($0.04 per share, net of income tax impact).


ITEM 4.	Submission of Matters to a Vote of Security
Holders

None.


ITEM 6.	Exhibits and Reports On Form 8-K

a.	Exhibits
  	10.27	Form of Indemnification Agreement between Egghead, Inc.
         and its Directors.
  	10.28	Form of Indemnification Agreement between DJ&J Software
         Corporation and its Directors.
	  27	   Financial Data Schedule.
	  28	   Report of Independent Public Accountants.

b.	Reports on Form 8-K
None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      		EGGHEAD, INC.
	                                      	(Registrant)


Date: 	February 2, 1995				             /s/ Carolyn J. Tobias
                                      		Carolyn J. Tobias
		                                      Senior Vice President, Chief
                                        Financial	Officer (Principal
                                        Financial and	Accounting Officer)