Form 10-Q/A
period 1994-10-01
EGGHEAD INC /WA/
filed 1995-04-26
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-Q/A (Amendment No. 1)

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




Part II.  OTHER INFORMATION

ITEM 6.	Exhibits and Reports On Form 8-K

a.	Exhibits
	 *10.10	Microsoft 1994/1995 Channel Agreement dated July 1, 1994.
	 *10.11a	Follow up letter dated August 2, 1994, from Microsoft regarding
Microsoft 1994/1995 Channel Agreement dated July 1, 1994.
  *10.11b Addendum to Microsoft 1994/1995 Channel Agreement dated July 1,
1994.
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

		EGGHEAD, INC.
		(Registrant)




Date: 	April 25, 1995
		Carolyn J. Tobias
		Senior Vice President,
Chief Financial	Officer
 (Principal Financial and	Accounting Officer)