Form 10-K
period 1995-04-01
EGGHEAD INC /WA/
filed 1995-05-30
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
  x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES         EXCHANGE ACT OF 1934 For the fiscal year ended
April 1, 1995
OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES       EXCHANGE ACT OF 1934 For the transition period
from ________ to ________

Commission file number 0-16930

EGGHEAD, INC.
(Exact name of registrant as specified in its charter)

Washington                                            91-1296187
(State or other jurisdiction of                      (I.R.S.
Employer incorporation or organization)        Identification No.)

22011 S.E. 51st Street
Issaquah, Washington                                   98027
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (206) 391-
0800
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
                                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes    x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _______

To the best of Egghead, Inc.'s knowledge, the aggregate market value of the voting stock held by non-affiliates of the registrant at April 29, 1995 was $139,080,437.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                                    Outstanding at
            Class                                   April 29, 1995
    Common Stock, $.01 par value                 17,166,031 shares


DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by
reference and the Part of the    Form 10-K into which the document
is incorporated:  Portions of the registrant's definitive Proxy
Statement relating to the Company's 1995 Annual Meeting of
Shareholders are incorporated by reference into Part III of this Form 10-K.

PAGE 1 OF 91 PAGES
EXHIBIT INDEX APPEARS ON PAGE 41

EGGHEAD, INC.

TABLE OF CONTENTS



                                                             Page


PART I

Item 1.     Business       . . . . . . . . . . . . . . . . . . . 3
Item 2.     Properties  . . . . . . . . . . . . . . . . . . . .  12
Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . 13
Item 4.     Submission of Matters to a Vote of Security Holders  13


PART II

Item 5.     Market for the Registrant's Common Equity and Related
Share-holder Matters . . . . . . . . . . . . . . . . . .         14
Item 6.     Selected Financial Data   . . . . . . . . . . . . . .15
Item 7.     Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . .        18
Item 8.     Financial Statements and Supplementary Data. . . .    24
Item 9.     Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure. . . . . . . . . . . .        39


PART III

Item 10.    Directors and Executive Officers of the Registrant    40
Item 11.    Executive Compensation . . . . . . . . . . . . . . .  40
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . .         40
Item 13.    Certain Relationships and Related Transactions . . .   40


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K . . . . . . . . . . . . . . . . . . . . . .   41



                               PART I

Item 1.    Business

General

Egghead, Inc. (Egghead or the Company), a personal computer (PC) software and hardware reseller, serves a diverse customer base consisting of businesses, government agencies, educational institutions, and individuals. As of April 1, 1995, the Company operated 169 retail stores, four Corporate, Government, and Education (CGE) customer service centers (two in the U.S. and two in Canada), and two direct response groups.

Egghead, Inc., a Washington corporation, was incorporated in 1988 and is the successor to a corporation which was incorporated in Washington in 1984. Egghead, Inc. is the parent company of DJ&J Software Corporation, Eggspert Software, Ltd., EH Direct, Inc., and Egghead International, Inc. Egghead International, Inc., is the parent company of Egghead Europe, Inc. and owns 45% of Egghead-Uchida, Inc., a Japanese joint venture.

DJ&J Software Corporation, the Company's primary operating subsidiary, was incorporated in Washington in 1983. Eggspert Software, Ltd., a Canadian subsidiary, was incorporated in fiscal year 1989. EH Direct, Inc. and Egghead International, Inc., were incorporated in Washington in fiscal year 1994. Unless the context indicates otherwise, references to "the Company" and "Egghead" include Egghead, Inc., and its subsidiaries.

In fiscal years 1995, 1994, and 1993, sales to individuals and small businesses generated by the Company's retail stores and direct response groups, accounted for approximately 50%, 48%, and 44% of the Company's total net sales, respectively. The remaining net sales were generated by its CGE sales group from sales to corporations, government agencies, and educational institutions.

Egghead's retail stores offer a broad in-store selection of products at competitive prices, as well as special order capabilities for additional products. On April 1, 1995, the Company operated stores located throughout the United States and Western Canada in 50 western cities, 54 eastern cities, and 45 mid-western cities. The Company employs a knowledgeable sales force to assist customers in selecting software, hardware, and related products. The Company is currently designing a new prototype store which it plans to introduce in the first half of fiscal year 1996.

Egghead's CGE sales group targets three main types of accounts: corporations, government agencies nationwide (federal, state, and local), and educational institutions. These customers are served by well-trained outside sales representatives and inside sales support staff who provide customers with competitive prices and individualized service.


Market Overview

The software industry is undergoing a noticeable degree of consolidation as large software publishers acquire either other software publishers or complete software products. Smaller software publishers are attempting to concentrate on specialized products in limited markets. Software resellers are also merging with or acquiring other software resellers.

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

The increasing complexity of software has lead many organizations to seek additional technical, asset management, and software distribution services. Many organizations are now outsourcing their microcomputer software servicing, and developing partnerships with software resellers and technical service firms.

Prices of microprocessor chips continue to fall due to increased competition among computer manufacturers, and the introduction of newer, faster microprocessor chips. The decrease in microprocessor chip prices has forced PC prices down, resulting in increased sales of PC's to businesses and individual consumers. Sales of home computers, especially those equipped for multimedia, have increased dramatically as consumers begin to use PC's for a variety of things such as telecommuting, home productivity, entertainment, communications, and education.

Price performance improvements in microcomputer hardware and the availability of CD-ROM technology have had a dramatic impact on the retail segment of the market. Sales of PC hardware accessories, such as hard disk drives and modems, have increased as consumers enhance their PCs. Multimedia capability has enabled home users to more effectively use microcomputers for educational and entertainment purposes.

Access to electronic communication networks, such as the Internet and commercially available on-line services, has become increasingly important to both businesses and individual consumers. These electronic communication networks have grown at a tremendous pace over the last year. The networks are expected to provide substantial opportunities both now and in the future for communications, commerce, and the exchange of data. Software publishers have recognized the significance of this trend, and have begun to integrate interfaces for these electronic communications networks into their operating systems and workgroup software.



Products and Services

Egghead sells PC software programs and related products, PC hardware, computer-related magazines and books, tutorials, and selected peripheral devices and accessories. Egghead has approximately 2,000 software programs (including both IBM<F1>- compatible and Apple<F1> Macintosh<F1> software packages) and other products in its retail stores, and thousands more available for delivery from the Company's distribution centers or through special order.

The Company's CGE sales group also sells volume license agreements and vendor maintenance agreements. Volume license agreements typically entitle customers to predetermined price discounts based on their purchase volume. Maintenance agreements entitle customers to all upgrades of certain products during a specified period of time. Due to the significant cost savings to corporate, government, and education customers, the Company believes this trend toward volume license and maintenance agreements will continue.

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

  Customer Usage Reports - comprehensive reports for corporate, government, and education customers that list purchasing activity for up to the previous 30 months. These reports can be provided in hard copy or electronic format. Electronic reports can be customized to include over 40 different information fields.

   Electronic Bulletin Board - a comprehensive library of the most commonly needed patches and drivers which can be down-loaded to CGE customers.

   Electronic Data Interchange (EDI) - the ability to conduct business electronically using electronic business documents based on published national and industry standards. As of April 1, 1995, the Company conducted business with approximately 65 customers and 10 suppliers using EDI.

   Master Upgrade Agreement - a single agreement authorizing a U.S. organization to upgrade products from sixteen manufacturers without the administrative burden of collecting the title pages, serial numbers, or other proof of ownership for previous versions.

   Price List Updates - each month the Company updates a list of approximately 200 core products and their prices. This standard price list is available to any CGE customer who requests it. The company also updates and distributes custom price lists to various customers.

   Product Information Centers - a CD-ROM-based system updated monthly with information on most software and hardware products. Articles can be obtained from all major personal computer publications and sent to customers as requested.

   Software Asset Management (SAM) - a service which provides corporate, government, and education customers with an inventory of their software assets, guidance on licensing issues, and a suggested plan for future purchases.

   Technical Support - a support service to provide information or assistance to end-users, customer "Help Desk" staff, and LAN
Administrators via a telephone hotline, network line, or on-site visits.

  Volume License and Maintenance Contract Administration - includes contract execution, disk duplication and documentation fulfillment, vendor reporting, and other contract administration services for manufacturers' volume license agreements and vendor maintenance agreements between vendors and Egghead customers.

  Workgroup Applications Development - consulting services to define, develop, and implement more efficient workgroup applications and workflow processes to streamline customers' business practices.


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

Egghead's primary advertising medium is direct mail, which is used to target the highly identifiable segment of the population which owns and/or uses computers. In addition to a database of more than 3.3 million of its CUE customers, Egghead sends regular direct mail product promotions to purchased lists of computer owners. The Company also uses newspapers, both local and national.

Egghead has entered into cooperative advertising and other promotional and market development fund agreements with numerous manufacturers and distributors. The funds obtained through these agreements assist the Company in achieving high visibility in the marketplace.


Customers

Egghead has a diverse customer base and uses specific marketing strategies to target different customer segments. The first two segments, individuals and small businesses, are served by Egghead's retail store operations and direct response groups. The other three segments, corporations, government agencies, and educational institutions, are served mainly by Egghead's CGE sales group.



Retail Operations

Egghead's retail stores are designed to provide a pleasant shopping environment for walk-in customers, primarily individuals who purchase PC software for their personal use and/or for use in a small business. A knowledgeable sales force assists customers in selecting software, hardware, and related products.

Egghead's retail stores offer customers competitive prices, a wide selection of products, excellent service, and convenient store locations. In addition to stocking approximately 2,000 SKU's in the retail stores, Egghead customers have access to thousands more through Egghead's distribution centers or through special order. The Company also stocks selected PC hardware products, computer-related magazines and books, tutorials, and selected peripheral devices and accessories.

In January 1995, a "Mac's Place at Egghead" kiosk was installed in every store. The kiosk has a toll-free direct phone link to the Mac's Place direct response operation. Customers can get information on Macintosh software or hardware products, and place orders for products that can be delivered the next day.

A typical Egghead store contains approximately 2,500 square feet of retail selling space. Most stores are located in strip shopping centers. Store locations are researched and chosen to be in areas with high distribution of personal computers, high population density, and high mean income levels. Egghead provides in-store demonstration of software, with most stores having three personal computers for use by customers in evaluating software in the stores; two IBM<F1> PC compatibles and an Apple<F1> Macintosh<F1>. The
Company is currently designing a new prototype store which it plans to introduce in the first half of fiscal 1996.

The Company's retail operations also include two direct response businesses, 1-800-EGGHEAD and Mac's Place. All direct response telephone and mail orders are processed through this combined operation. In June 1995, this direct response operation will be moved from Kalispell, Montana to the Company's customer service center in Spokane, Washington.


Corporate, Government, and Education Sales Group

Corporate Customers. Egghead's CGE sales group competes for customers in the United States and Canada by providing customers a wide selection of products, competitive prices, convenience, support services, and technology consulting services. The Company also has a call center in Apeldoorn, The Netherlands to support the needs of its corporate customers with operations in Western Europe.

The CGE sales force provides product demonstrations and seminars, processes orders quickly and accurately, and provides value-added customer support services for its customers in a number of other ways. For further information on services provided, see the Products and Services section beginning on page 5.

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

CGE outside sales representatives work out of their homes or shared business offices to provide personal service to businesses in their trading area. During the fourth quarter of fiscal 1995, the Company consolidated its CGE inside sales representatives from eleven regional support centers located throughout the U.S. to two customer service centers located in Issaquah, Washington and Spokane, Washington. There are also two customer service centers in Canada. During June 1995, the Company will consolidate the remainder of its CGE customer service operations in Issaquah, Washington to the customer service center in Spokane.

The Company currently has thousands of corporate and government sales accounts, including major customers such as The Boeing Company, 3M (Minnesota Mining and Manufacturing), and Nordstrom. In fiscal 1995, no single customer represented more than 2% of the Company's total net sales.

Government Agencies. The Company has a government accounts program that targets federal, state, and local governmental entities throughout the United States. Egghead is currently in final negotiations for award of its 1995/1996 Federal Government General Services Administration (GSA) Schedule C vendor contract, which will expire March 31, 1996. Government agencies typically require competitive prices, prompt delivery to different locations, and unique ordering and billing procedures.

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

Egghead conducts business with major vendors including Microsoft, Lotus, and Novell/WordPerfect. In fiscal years 1995, 1994, and 1993, sales derived from software programs supplied by Microsoft represented approximately 28%, 28%, and 26% of total net sales, respectively.

Egghead has certain exchange and return privileges with many of its vendors, which typically include time, volume, and other limitations. These exchange and return privileges allow the Company to reduce the risk of loss resulting from obsolete and defective merchandise.


Distribution

Most inventory that Egghead purchases is received in one of the Company's distribution facilities before it is sent to a customer or to a retail store. Some products are sent directly from vendors or distributors to stores or customers. The Company's distribution facilities also process most returned merchandise. The Company leases a 121,000 square foot facility in Sacramento, California, a 125,000 square foot facility in Lancaster, Pennsylvania, and a 19,000 square foot facility in Wilmington, Ohio. Orders from the Company's CGE sales group are filled by the California and Pennsylvania distribution facilities every week day. Orders from the Company's retail stores are filled by those facilities on a weekly basis. Orders from the Company's direct response group are filled by the Ohio distribution facility Sunday through Friday each week.

Egghead's distribution system is ISO9003 certified. ISO (International Standards Organization) has a series of standards for quality assurance which are accepted by the European community and by more than 50 nations worldwide. The Company was required to develop, document, and define its quality assurance system and quality management practices to become ISO9003 certified.

The manner in which microcomputer software products are sold and distributed is changing rapidly. Other methods of distribution, such as Volume License and Maintenance contracts and Electronic Software Distribution (ESD), could have an impact on how the Company distributes products in the future.


Competition

The business of selling microcomputer software and hardware is very competitive. The Company currently competes with other "direct sales" organizations, other software retailers, computer and office superstores, consumer electronic superstores, mass merchandisers, direct response companies, computer manufacturers, and software publishers that sell directly to end-users through traditional and electronic methods of distribution.

Egghead's primary competition from other software "direct sales" organizations, comes from Corporate Software, Inc., Software Spectrum, and Softmart, Inc. Egghead also competes with "value-added resellers," such as Governmental Technical Services, Inc., a company that focuses mainly on selling in the government marketplace.

Other software retail competitors include mall-based stores such as Electronics Boutique, Babbages, and Software Etc. Management believes these stores offer a less extensive PC software product selection than Egghead and are generally less price competitive.

Computer and office superstores, such as CompUSA, Computer City, Micro Center, and Office Depot provide significant competition for Egghead's retail stores in the markets in which they are located. These stores are very price competitive. Computer superstores typically offer a wide product selection, while office superstores have a more limited selection. Large superstores, like Computer City, offer on-site installation of software and hardware upgrades. Some superstores offer training and technical services. Management believes the customer service offered by computer and office superstores for selection of software products is generally limited.

Consumer electronic superstores, such as Best Buy, Future Shop, and Circuit City, are a growing source of competition for the Company's retail stores in the markets in which they operate. Although they are very price competitive, management believes these stores have a more limited software product assortment and offer less customer service for software products than Egghead.

Mass merchandisers, such as Wal-Mart, Incredible Universe, and Sears, and warehouse clubs such as SAM's and Price/Costco, generally concentrate on basic software products and carry relatively few titles. Customer service by mass merchandisers and warehouse clubs for software products is very limited.

Direct response businesses, such as MicroWarehouse and PC Connection, are another important retail channel for software sales. MicroWarehouse sells their products internationally, and has experienced significant growth in international markets. Direct response businesses generally compete based on low prices but provide limited customer service and do not provide demonstration capabilities.

Many superstores and computer manufacturers sell PC's to consumers with custom-installed hardware and pre-loaded software. This bundling of products is very convenient for the consumer, and eliminates many of the technical difficulties involved with the installation of software or hardware.

Software publishers continue to directly market and sell to end-users. There has also been a continuing trend of software publishers offering new software products at deeply discounted introductory prices. Management believes that software publishers generally do not offer the breadth of product selection or scope of services necessary to maintain corporate accounts.

It is becoming more common for small software publishers to distribute software over electronic communications networks. Such networks provide the convenience of allowing the customer to purchase software products directly from their home or office. However, this method of distribution does not provide the customer with a tangible product (i.e. manuals and diskettes), personal assistance from the sales force, or a full demonstration of the product before purchase.

Because the microcomputer software market is very competitive, software resellers typically have low gross margins and operating income as a percentage of sales. Therefore, the Company's profitability is highly dependent upon effective internal and cost control and the ability to adapt quickly and efficiently to changes in industry trends.


Employees

At April 1, 1995, Egghead had approximately 2,600 employees, (including temporary employees) consisting of approximately 1,700 retail personnel (including direct response), 400 CGE personnel (including both sales and administrative personnel), 200 distribution center employees, and 300 headquarters personnel. None of the Company's employees is represented by a union.




Trademarks and Tradenames

"EGGHEAD<F1>", "EGGHEAD DISCOUNT SOFTWARE<F1>", "EGG CARTON<F1>", "EGGSPERT<F1>", the "PROFESSOR EGGHEAD<F1>" design, and "EGGCESSORIES<F1>", are registered in the United States Patent and Trademark Office as service marks or trademarks of the Company. The Company also does business under the trade names "Egghead Software", "Egghead Discount Software", and "Mac's Place at Egghead." In addition, the Company is the owner of a number of common law trademarks and service marks, including "SOFTWARE ASSET MANAGEMENTSM", "SAMSM", "CUESM", "EGGHEAD<F1> EXPRESS*", and certain "EGG" combination words, "MAC'S PLACESM," and "MAC'S PLACE AT EGGHEADSM." The Company believes the strength of its trademarks and service marks benefits its business and intends to continue to protect and promote its registered and common law trademarks and service marks.


Environmental Laws

Compliance with federal, state, and local laws enacted for protection of the environment has had no material effect upon Egghead's capital expenditures, earnings, or competitive position. The Company does not anticipate any material adverse effects in the future based on the nature of its operations and the current thrust of such laws.





Item 2.  Properties

At April 1, 1995, Egghead operated 169 retail stores in 29 states, the District of Columbia, and Canada. Most of the Company's stores are located in strip shopping centers to provide customers convenient access. The Company has not opened, nor does it intend to open, retail stores on a franchise basis. As of April 1, 1995, the Company's retail stores were located as follows:


                                  Number of
                                  Retail
Location                          Outlets
Arizona                                 3
Canada                                  1
California                             44
Colorado                                4
Connecticut                             2
District of Columbia                    3
Florida                                 4
Georgia                                 2
Illinois                               15
Indiana                                 2
Kansas                                  1
Maryland                                7
Massachusetts                           8
Michigan                                5
Minnesota                               4
Missouri                                2
New Jersey                              9
New Mexico                              1
New York                               10
Nevada                                  1
North Carolina                          4
Ohio                                    4
Oklahoma                                1
Oregon                                  4
Pennsylvania                            6
Tennessee                               1
Texas                                   4
Utah                                    1
Virginia                                7
Washington                              7
Wisconsin                               2
                                    _____
Total                                 169

The Company leases all of its retail stores under leases expiring from fiscal 1996 to fiscal 2000. The Company expects that those leases with terms expiring during fiscal year 1996 could be renewed under substantially similar terms. Substantially all of the Company's leases provide for a minimum monthly rent that is either constant or adjusts periodically throughout the lease term, including renewal periods.

During the fourth quarter of fiscal 1995, the Company consolidated the operations of ten corporate, government, and education (CGE) regional sales support centers located throughout the U.S. into one CGE customer service center in Spokane, Washington. (The Company has one other U.S. customer service center located in its administrative office in Issaquah, Washington and two centers in Canada.) The regional sales support centers, which have leases expiring from fiscal 1996 through fiscal 1998, have been sub-leased.

The Company leases its administrative offices in Issaquah, Washington; distribution facilities in Lancaster, Pennsylvania, Sacramento, California, and Wilmington, Ohio; and an additional storage facility in Kent, Washington. The lease terms on the Company's administrative and distribution facilities expire from fiscal 1997 to fiscal 2000, with renewal options available.

The Company owns office buildings in Spokane, Washington and Kalispell, Montana. The CGE customer service center is located in the Spokane, Washington building. The Company's direct response operations, 1-800-EGGHEAD and Mac's Place, are located in the building in Kalispell, Montana. In June 1995, the Company's direct response operations will be moved from the building in Kalispell, Montana, to the customer service center in the Spokane, Washington building. The Company plans to lease the building in Kalispell.

See Note 4 of Notes to Consolidated Financial Statements on page
33 for additional information about the Company's leases.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 1995.





PART II

Item 5.	Market for the Registrant's Common Equity and
Related 	Shareholder Matters

Market and Market Price for Common Stock

Egghead's common stock, $0.01 par value, is traded over the counter under the symbol EGGS and is quoted as part of the NASDAQ
National Market System.

The closing market prices per share of the Company's common stock during the fiscal years ended April 2, 1994, and April 1, 1995, respectively, are set forth below. The prices reflect last sale prices as reported by NASDAQ.

                                                  High    Low

      Quarter ended July 3, 1993                 $9.88    $7.50
      Quarter ended October 2, 1993               8.63     6.75
      Quarter ended January 1, 1994               9.75     7.13
      Quarter ended April 2, 1994                10.63     8.63

      Quarter ended July 2, 1994                 $8.76    $6.81
      Quarter ended October 1, 1994               7.63     6.19
      Quarter ended December 31, 1994            11.81     7.00
      Quarter ended April 1, 1995                11.75     8.50

Holders

The approximate number of holders of record of Egghead's common stock as recorded on the books of Egghead's Registrar and Transfer Agent as of April 29, 1995, was 1,484.

Dividends

The Company has never paid cash dividends on its capital stock and does not plan to pay cash dividends in the foreseeable future.
The Company's revolving line of credit restricts the payment of dividends by the Company. See Note 3 of Notes to Consolidated Financial Statements on page 32.





Item 6.  Selected Financial Data

                                                   Fiscal Year
                            1995      1994    1993      1992       1991
                                              (Dollars in thousands,
                                               except per share data)
Consolidated Statements of
   Operations Data:
   Net sales                $862,550 $778,327  $725,447 $664,850   $518,542
   Cost of sales, including certain
      buying, occupancy, and
      distribution costs    	760,431  675,377   618,618  549,850    427,840
   Gross margin              102,119  102,950   106,829  115,000     90,702

   Selling, general, and
      administrative expense  90,677   89,496    85,070   84,262     68,332
   Depreciation and amortization
      expense, net of amounts
      included in cost of sales
                               9,348     8,681   7,062     5,254      4,985
   Provision for restructuring costs
                                   -     4,400   2,700         -          -
   Provision for shareholder litigation
                                   -     1,200       -         -        800

   Operating income (loss)     2,094      (827) 11,997    25,484     16,585

   Theft Insurance Recovery    1,650         -       -         -          -

   Other (expense) income:

      Interest expense           (39)     (82)    (248)    (342)       (444)
      Interest income             776      352      290      515         222
      Other, net                (108)    (285)    (679)    (313)         166
   Income (loss) before income taxes
                                4,373    (842)   11,360   25,344      16,529
   Income tax benefit/(provision)
                              (1,705)      328   (4,430)  (9,631)    (1,166)


   Net income (loss)       $    2,668  $ (514)  $ 6,930 $  15,713 $   15,363


   Per share amounts:
   Primary earnings (loss) per share
                              $  0.15  $ (0.03)  $ 0.41  $   0.92  $    0.92

   Fully diluted earnings (loss)
                   per share  $  0.15  $ (0.03)  $  0.41 $   0.90        N/A







Note: Fiscal year 1993 had 53 weeks. All other fiscal years presented had 52 weeks.

See Notes to Consolidated Financial Statements.
                                                   Fiscal Year

                             1995      1994     1993     1992   1991

                                                 (Dollars in thousands)
Operating Data:
   Number of retail stores:
      Open at end of period   169       189      205      182    187
      Opened during period      -         3       33        5      1
      Closed during period     20        19       10       10     14
      Weighted average number open
         during period (1)    179       197      195      182    190

   Number of Retail stores open at the
      end of each month of fiscal years
      1995 and 1994:
         April                         187      204
         May                           186      203
         June                          184      200
         July                          182      202
         August                        181      199
         September                     179      195
         October                       177      194
         November                      177      194
         December                      177      194
         January                       172      192
         February                      171      191
         March                         169      189

Balance Sheet Data:

   Working capital             $118,728 $119,838 $121,711 $115,338 $100,165
   Total assets                 270,141  256,010  263,216  235,349  192,329
   Bank loans                         -        -        -        -        -
   Long-term debt                     -        -        -        -        -
   Shareholders' equity         146,416  143,416  142,990  135,233  115,170

(1) Calculated by dividing the total number of store days open during the period by the number of days in that period.
















See Notes to Consolidated Financial Statements.





Selected financial data for each quarter of fiscal years 1995 and 1994 follows (in millions, except per share data). Effective the beginning of fiscal 1995, the Company changed it's fiscal quarters such that each quarter consists of 13 weeks. Previously, fiscal quarters were such that the first quarter consisted of 16 weeks, the second and third quarters were each 12 weeks, and the fourth quarter consisted of the remaining 12 or 13 weeks. The fiscal 1994 financial information represents the quarterly results that would have been reported if the Company would have been using the 13-week fiscal quarter format.

                            First Quarter    Second Quarter   Third
Quarter  Fourth Quarter
                           1995    1994      1995    1994     1995
1994   1995       1994

Net sales                  $193.8  $180.8    $194.3  $165.4   $254.3
$222.6 $220.1 $209.5
Gross margin                 22.2    26.8      22.4    23.1     31.8
27.3     25.7   25.7
Selling, general, and
  administrative expense     21.8    23.6      21.5    20.6     25.2
22.6     22.2   22.7
Provision for restructuring
  costs                          -    4.4         -       -        -
   -        -      -
Provision for shareholder
  litigation                     -      -         -       -        -
0.1         -    1.1
Operating income (loss)       (2.0)  (3.1)      (1.5)   0.5      4.4
2.4       1.2   (0.6)
Theft insurance recovery         -      -          -      -      1.7
  -         -       -
Income (loss) before income
   taxes                      (1.8)  (3.0)      (1.6)   0.4      6.3
2.4       1.5    (0.6)
Net income (loss)             (1.1)  (1.8)      (1.0)   0.3     3.8
1.4       0.9    (0.4)

Earnings (loss) per share   $(0.06) $(0.11)   $(0.06) $0.02   $0.22
$0.08   $0.05  $(0.02)


The following table shows the relationship of certain items included in the Company's quarterly Consolidated Statements of Operations expressed as a percentage of net sales:

                            First Quarter     Second Quarter     Third
Quarter    Fourth Quarter
                            1995    1994      1995    1994     1995
1994   1995     1994

Net sales                   100.0%  100.0%    100.0%  100.0%  100.0%
100.0% 100.0%  100.0%
Gross margin               11.4     14.8     11.5    14.0     12.5
12.3   11.7    12.3
Selling, general, and
    administrative expense 11.2    13.1      11.1    12.5     9.9
10.2   10.1    10.8
Provision for restructuring
  costs                       -     2.4         -       -       -
   -      -       -
Provision for shareholder
  litigation                  -       -         -       -       -
   -      -     0.5
Operating income (loss)    (1.0)   (1.7)     (0.8)    0.3     1.7
 1.1    0.5    (0.3)
Theft insurance recovery      -       -         -       -     0.7
   -      -       -
Income (loss) before income
  taxes                    (0.9)   (1.6)     (0.8)    0.3     2.5
 1.1    0.7    (0.3)
Net income (loss)          (0.6)%  (1.0)%    (0.5)%   0.2%    1.5%
 0.7%   0.4%   (0.2)%




See Notes to Consolidated Financial Statements.





Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Fiscal years 1995 and 1994 each had 52 weeks and fiscal year 1993 had 53 weeks. All references herein to fiscal 1995, 1994, and 1993 relate to the fiscal years ended April 1, 1995, April 2, 1994, and April 3, 1993, respectively.


Subsequent Event

As discussed in Footnote 13 to the Consolidated Financial Statements on page 38, on May 1, 1995, the Company announced plans to consolidate its direct response operation in Kalispell, Montana and the remainder of its CGE customer service operations and its credit operations in Issaquah, Washington, to its customer service center in Spokane, Washington. The changes are being made to improve customer service and reduce costs.

Relocation, severance, and related costs will be included in the Company's fiscal 1996 first and second quarter results. The Company estimates the total cost to range from $1.8 million to $2.0 million, most of which will be recorded in the first quarter. The Company expects that these changes will result in net expense in fiscal 1996, and net savings in future years due to lower labor rates and occupancy costs.


Results of Operations

The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                               1995      1994     1993

Net sales                                      100.0%    100.0%   100.0%
Cost of sales, including certain buying,
  occupancy, and distribution costs             88.2      86.8     85.3
Gross margin                                    11.8      13.2     14.7

Selling, general, and administrative expense    10.5      11.5     11.7
Depreciation and amortization expense, net
  of amounts included in cost of sales          1.1        1.1      1.0
Provision for restructuring costs                 -        0.6      0.4
Provision for shareholder litigation              -        0.1        -
Operating income (loss)                         0.2       (0.1)     1.6

Theft insurance recovery                        0.2          -        -
Other income/(expense), net                     0.1          -        -
Income (loss) before income taxes               0.5       (0.1)     1.6
Income tax benefit/(provision)                 (0.2)         -     (0.6)
Net income (loss)                               0.3%      (0.1)%    1.0%


Net Sales increased $84.3 million, or 11%, to $862.6 million in fiscal 1995 compared to $778.3 million in fiscal 1994. Fiscal 1994 net sales were $72.4 million, or 10% greater than net sales of $705.9 million in fiscal 1993, excluding the 53rd week. Including the extra week in fiscal 1993, fiscal 1994 net sales increased $52.9 million, or 7%, compared to fiscal 1993.

Net sales of $220.1 million for the fourth quarter of fiscal 1995 increased $10.6 million, or 5%, compared to $209.5 million in the fourth quarter of fiscal 1994.

Near the end of the second quarter of fiscal 1994, the Company lowered prices in both its retail and corporate, government, and education (CGE) businesses to improve its competitive position. The effect of the lower prices on sales and gross margin as a percentage of sales is discussed on pages 20 and 21.

Retail
Retail sales operations generated $434.0 million of net sales in fiscal 1995, a
$60.5 million, or 16% increase, compared to $373.5 million in fiscal 1994. Fiscal 1994 retail net sales were $62.6 million, or 20% greater than net sales of $310.9 million in fiscal 1993, excluding the 53rd week. Retail sales accounted for 50%, 48%, and 44% of total sales in fiscal years 1995, 1994, and 1993, respectively.

Comparable retail store sales increased 21% in fiscal 1995 compared to fiscal 1994. There was also an increase in direct response sales in fiscal 1995, due mainly to having a full year of sales from Mac's Place in fiscal 1995, compared to approximately one half year in fiscal 1994. These increases were partially offset by the closure of 20 stores during fiscal 1995.

Sales of hardware and related accessories increased from approximately 19% of total retail sales in fiscal 1994 to approximately 30% in fiscal 1995. The increase was due partly to the introduction of additional hardware products, such as hard drives and printers, beginning in the fourth quarter of fiscal
1994.

In fiscal 1994, comparable retail store sales increased 13% compared to fiscal 1993. As previously discussed, the Company lowered prices during the second quarter of fiscal 1994. The number of units sold in retail increased during fiscal year 1994, compared to fiscal 1993. There was also an increase in direct response sales in fiscal 1994 due mainly to the acquisition of Mac's Place during the second quarter of fiscal 1994.

Total retail sales of $112.2 million in the fourth quarter of fiscal 1995 increased
$2.6 million, or 2%, compared to $109.6 million in the fourth quarter of fiscal 1994. Comparable retail store sales increased approximately 13% in the fourth quarter of fiscal 1995 compared to the fourth quarter of fiscal 1994. This increase was partially offset by the closure of 20 stores from the end of fiscal 1994 to the end of fiscal 1995.

Comparable retail store sales increased 13% in the fourth quarter of fiscal 1995, down from 14%, 36%, and 23% in the first, second, and third quarters of fiscal 1995, respectively. Management expects comparable retail store sales growth to be lower in the first quarter of fiscal 1996 than in the fourth quarter of fiscal 1995.

During fiscal 1995, the Company closed 20 stores, operating a total of 169 stores at April 1, 1995. This compares to the addition of three retail stores and closure of 19 during fiscal 1994. The Company will continue to evaluate individual store performance and make changes during the ordinary course of business during fiscal 1996. The Company is currently designing a new prototype store which it plans to introduce in the first half of fiscal 1996.

Corporate, Government and Education Sales
Corporate, government and education (CGE) sales operations generated $428.5 million of net sales in fiscal 1995, a $23.7 million, or 6%, increase compared to $404.8 million in fiscal 1994. Fiscal 1994 CGE net sales were $9.8 million, or 2%, greater than net sales of $395.0 million in fiscal 1993, excluding the 53rd week. CGE sales accounted for 50%, 52%, and 56% of total net sales in fiscal years 1995, 1994, and 1993, respectively.

The increase in CGE sales was mainly due to an increase in the number of units sold, partially offset by a decrease in prices. Prices for many software products have continued to decline due to industry-wide pricing pressure, as discussed in the gross margin section below.

During the fourth quarter of fiscal 1995, the Company consolidated the operations of ten CGE support centers throughout the U.S. to one customer service center in Spokane, Washington. The Company now operates two CGE customer service centers in the U.S. and two in Canada. Management believes its restructuring initiatives in CGE during fiscal years 1994 and 1995 adversely affected sales during both those years.

The Company serves as a designated reseller for volume licensing and maintenance (VLAM) agreements between certain of its customers and major publishers of microcomputer software. VLAM agreements typically are used by large customers seeking to standardize desktop software applications. Sales of VLAM agreements represented approximately 19% of total CGE sales during fiscal 1995, compared to approximately 5% in fiscal 1994.

Fiscal 1994 CGE sales were affected by lowering prices near the end of the second quarter of fiscal 1994. During the second half of fiscal 1994, there was a decrease in the average selling price per unit for CGE compared to fiscal 1993, while the number of units sold increased slightly.

Total CGE sales of $107.9 million in the fourth quarter of fiscal
1995 increased        $8.0 million, or 8%, compared to $99.9
million in the fourth quarter of fiscal 1994. Sales of VLAM agreements represented approximately 27% of total CGE sales in the fourth quarter of fiscal 1995, compared to approximately 9% in the fourth quarter last year. During the first, second, and third quarters of fiscal 1995, sales of VLAM agreements represented approximately 13%, 15%, and 22% of total CGE sales, respectively.

Gross margin (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) as a percentage of net sales was 11.8% in fiscal 1995, compared to 13.2% and 14.7% in fiscal years 1994 and 1993, respectively.

As previously noted, the Company lowered prices near the end of the second quarter of fiscal 1994. The fiscal 1995 gross margin reflects a full year of the lower prices, compared to approximately one half year of lower prices in fiscal 1994. As discussed in the Company's previous Forms 10-Q and Forms 10-K for fiscal years 1994 and 1993, gross margin as a percentage of sales continues to be affected by industry-wide pricing pressure related to both competitors' pricing and vendors' pricing.

The factors discussed above which reduced gross margin as a percentage of sales in fiscal 1995 were partially offset by retail occupancy costs decreasing while sales increased. Also offsetting the decline was the impact of retail sales making up a larger percentage of total sales compared to last year. Retail sales, compared to CGE sales, typically have higher margins and lower volume per transaction.

The decline in gross margin as a percentage of sales from fiscal 1993 to fiscal 1994 was mainly due to the Company lowering prices near the end of the second quarter of fiscal 1994 as previously noted. These decreases in gross margin as a percentage of sales were partially offset by certain costs, such as retail occupancy and distribution costs, remaining relatively constant while sales increased and by the impact of retail sales making up a larger percentage of total sales compared to fiscal 1993.

Selling, general, and administrative (SG&A) expense as a percentage of net sales was 10.5% in fiscal 1995, compared to 11.5%, and 11.7% in fiscal years 1994 and 1993, respectively. The improvement in the fiscal 1995 SG&A expense as a percentage of sales compared to fiscal 1994 was due mainly to sales increasing at a faster rate than expenses. During fiscal 1996, management plans to continue to invest in strategic projects, facilities, and technology to build infrastructure for the future.

The improvement in SG&A expense as a percentage of sales from 11.7% in fiscal 1993 to 11.5% in fiscal 1994 was mainly due to savings resulting from restructuring actions initiated by management to lower the Company's cost structure to improve its ability to compete. Most of the savings associated with this restructuring were offset by a decrease in marketing revenue and additional expenses from Mac's Place, the Company's direct response operation which the Company purchased in the second quarter of fiscal 1994.

Depreciation and amortization expense, net of amounts included in cost of sales, was $9.3 million in fiscal 1995, compared to $8.7 million and $7.1 million in fiscal years 1994 and 1993, respectively. The increases from fiscal 1994 to fiscal 1995 and from fiscal 1993 to fiscal 1994 resulted from additions to property and equipment, as discussed on pages 22 and 23.

Provision for restructuring costs was $4.4 million, or 0.6% of net sales, in fiscal 1994. During fiscal 1994, the Company lowered its cost structure to improve its ability to compete. The $4.4 million included severance costs and early lease termination costs.

During the third and fourth quarters of fiscal 1993, the Company established a reserve for restructuring charges totaling $2.7 million. The reserve was primarily related to reorganizing the Company's CGE sales group to improve customer service. In addition, other Company departments were reduced in size due to the impact of the reorganization in CGE and for improved efficiency.

Provision for shareholder litigation of $1.2 million in fiscal 1994 represents a charge for the settlement and related attorneys' fees, net of an expected insurance recovery, related to the legal proceedings described in Item 3, Legal Proceedings, on page 13.

Operating income (loss), as a result of the foregoing factors, was $2.1 million income in fiscal 1995, compared to a loss of $0.8 million and income of $12.0 million in fiscal years 1994 and 1993, respectively. The results for fiscal years 1995 and 1994 were negatively affected by the results of Mac's Place. The fiscal 1994 operating loss was also negatively impacted by the $4.4 million provision for restructuring costs and the $1.2 million provision for shareholder litigation previously discussed.

Theft insurance recovery of $1.65 million in fiscal 1995 represents settlement of an insurance claim, net of expenses, for inventory stolen from numerous retail stores during fiscal years
1991, 1992, and 1993, by members of a multi-state shoplifting ring.

Income (loss) before income taxes, was $4.4 million income in fiscal 1995 compared to a $0.8 million loss last year. The fiscal 1995 results were positively affected by the theft insurance recovery discussed above.


Financial Condition

Cash and cash equivalents increased $16.9 million from $25.7 million at the end of fiscal 1994, to $42.6 million at the end of fiscal 1995. The increase was due mainly to a $14.2 million decrease in inventory and a $13.3 million increase in accounts payable, partially offset by $14.2 million of additions to property and equipment and an $8.3 million increase in accounts receivable. For further information, see the Consolidated Statement of Cash Flows for the 52 weeks ended April 1, 1995 on page 28.

Net accounts receivable increased $8.3 million from $76.2 million at April 2, 1994, to $84.5 million at April 1, 1995. The increase was due mainly to an increase in CGE sales near the end of fiscal
1995 compared to the end of fiscal 1994.

Merchandise inventories decreased $14.2 million, or 12%, from $117.1 million at the end of fiscal 1994, to $102.9 million at the end of fiscal 1995. The decrease was due partly to the Company having 20 fewer stores at the end of fiscal 1995 than at the end of fiscal 1994. The decrease also reflects an effort by management to improve inventory turns.

Current and non-current deferred income taxes totaling $10.0 million and
$11.1 million at April 1, 1995, and April 2, 1994, respectively, resulted from taxes paid on temporary differences which caused taxable income to exceed financial reporting income.

Net property and equipment increased $4.0 million, from $19.4 million at the end of fiscal 1994, to $23.4 million at April 1, 1995. The increase was partly due to the purchase of land and a building in Spokane, Washington for the new CGE customer service center. This, and other property and equipment purchases made in the ordinary course of business, were partially offset by depreciation on the Company's existing base of fixed assets.

Accounts payable increased $13.3 million, from $91.1 million at
April 2, 1994, to    $104.4 million at April 1, 1995.  The
increase was due mainly to the increased portion of CGE sales that came from VLAM agreements during the fourth quarter this year compared to the fourth quarter last year, as discussed on page 20. Increased sales resulted in an increase in accounts payable without a corresponding increase in merchandise inventory, as VLAM agreements are not inventoried product. This increase was partially offset by a decrease in accounts payable for inventoried product, which is consistent with the decrease in merchandise inventories.



Liquidity and Capital Resources

Cash provided by operating activities was $31.0 million in fiscal 1995 compared to $8.7 million and $17.0 million in fiscal years 1994 and 1993, respectively. A decrease in inventory and an increase in accounts payable, resulted in a $27.6 million source of cash in fiscal 1995, compared to fiscal 1994 when a decrease in inventory, net of a decrease in accounts payable resulted in a $12.9 million source of cash. In addition, the company had net income of $2.7 million in fiscal 1995, compared to a $0.5 million loss in fiscal 1994. For further information see the Consolidated Statements of Cash Flows on page 28.

During fiscal 1995, the Company financed its working capital requirements and capital expenditures with proceeds from operations. Effective October 1, 1994, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $50,000,000 through September 30, 1995. Each bank provides a $25,000,000 line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the rate for overnight funds or on the agent bank's rate on certificates of deposit, LIBOR, or prime rate. The agreement contains a number of covenants, including a restriction on the payment of dividends and minimum capital ratio, net worth, and working capital requirements. The Company was in compliance with all financial covenants as of the end of fiscal 1995. The Company had no outstanding borrowings under the revolving loan agreement at April 1, 1995.

Capital expenditures in fiscal 1995 totaled approximately $14.2 million. Capital expenditures included land and a building in Spokane, Washington for the new CGE customer service center. Other expenditures included computer software and communications equipment.

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









Item 8.  Financial Statements and Supplementary
Data









REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Egghead, Inc.:

We have audited the accompanying consolidated balance sheets of Egghead, Inc. (a Washington corporation) and subsidiaries as of April 1, 1995 and April 2, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended April 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Egghead, Inc. and subsidiaries as of April 1,
1995 and   April 2, 1994, and the results of their
operations and their cash flows for each of the three fiscal years in the period ended April 1, 1995, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP

Arthur Andersen LLP


Seattle, Washington,
May 16, 1995





EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)

ASSETS

                                                       April 1,    April 2,
                                                          1995	       1994
Current assets:
  Cash and cash equivalents                            $42,592     $25,677
  Accounts receivables, net of allowance for doubtful
  accounts of $4,354 and $3,432, respectively (note 9)  84,514      76,241
  Merchandise inventories                              102,918     117,106
  Prepaid expenses and other current assets              4,045       3,717
  Current deferred income taxes (Note 5)                 6,964       8,085
      Total current assets                             241,033     230,826

Property and equipment, net (Note 2)                    23,365      19,351
Non-current deferred income taxes (Note 5)               3,051       3,014
Other assets                                             2,692       2,819

                                                      $270,141    $256,010


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks (Note 3)                    $        -  $       -
  Accounts payable                                      104,425     91,055
  Accrued liabilities                                    17,303     19,144
  Income taxes payable (Note 5)                             325        494
  Current portion of capital lease obligations              252        295
      Total current liabilities                         122,305    110,988

Capital lease obligations, less current portion  (Note 4)   106        184
Deferred rent                                             1,314      1,422

         Total liabilities                              123,725    112,594

Commitments and contingencies (Note 4)

Shareholders' equity (Note 6):
  Common stock, $.01 par value:
    50,000,000 shares authorized; 17,166,031 and
    17,121,438 shares issued and outstanding, respectively  172        171
  Additional paid-in capital                            120,572    120,287
  Retained earnings                                      25,672     22,958
  Total shareholders' equity                            146,416    143,416

                                                       $270,141   $256,010

See Notes to Consolidated Financial Statements.







EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)


                                           1995       1994       1993

Net sales                                $862,550	   $778,327	  $725,447

Cost of sales, including certain buying, occupancy
  and distribution costs                  760,431    675,377    618,618

Gross margin                              102,119    	102,950	  106,829

Selling, general, and administrative expense
                                           90,677     	89,496	   85,070

Depreciation and amortization expense, net of
  amounts included in cost of sales         9,348      8,681      7,062

Provision for restructuring costs               -      4,400      2,700

Provision for shareholder litigation (Note 10)  -      1,200          -

Operating income (loss)                     2,094       (827)    11,997

Theft insurance recovery (note 11)          1,650          -          -

Other (expense) income:

   Interest expense                           (39)       (82)      (248)
   Interest income                            776        352        290
   Other, net                                (108)      (285)      (679)

Income (loss) before income taxes           4,373       (842)    11,360

Income tax benefit/(provision) (Note 5)    (1,705)       328     (4,430)

Net income (loss)                      $    2,668  $    (514) $   6,930

Earnings (loss) per share:

Primary:
   Earnings (loss) per share           $     0.15  $   (0.03)$     0.41
   Weighted average common shares and
     common equivalent shares outstanding  17,281     17,088     17,090

Fully Diluted:
   Earnings (loss) per share           $     0.15   $  (0.03)$     0.41
   Weighted average common shares and
     common equivalent shares outstanding  17,281     17,088     17,090

See Notes to Consolidated Financial Statements.







EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
(Amounts in thousands)

                                           Additional
                         Common Stock      Paid-in      Retained
                        Shares	   Amount   Capital     	Earnings     Total
Balance, March 28, 1992   16,910  $  169   $118,336	    $16,728   $  135,233

   Stock issued for cash, pursuant
         to stock option plan
                              19       -        220           -         220
   Tax benefit related to stock options
                               -       -         82           -          82
   Stock issued for cash, pursuant to
     employee stock purchase plan
                              44       1        520           -         521
   Stock granted as compensation
                              10       -         84           -          84
   Translation adjustment
                               -       -          -         (80)        (80)
   Net income                  -       -          -       6,930       6,930
Balance, April 3, 1993    16,983     170    119,242      23,578     142,990

   Stock issued for cash, pursuant
     to employee stock purchase plan
                              70       1        487          -          488
   Tax benefit related to stock options
                               -       -          6          -            6
   Stock granted as compensation
                              68       -        552          -          552
   Translation adjustment      -       -          -       (106)        (106)
   Net loss                    -       -          -       (514)        (514)
Balance, April 2, 1994    17,121     171    120,287     22,958      143,416

   Stock issued for cash, pursuant
     to employee stock purchase plan
                              42       1        258          -          259
   Stock issued for cash, pursuant
         to stock option plan
                               3       -         27          -           27
   Translation adjustment      -       -          -         46           46
   Net income                  -       -          -      2,668        2,668
Balance, April 1, 1995    17,166   $ 172   $120,572  $  25,672     $146,416


See Notes to Consolidated Financial Statements.
27

27


EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                              1995        1994       1993
Cash flows from operating activities:
   Net income (loss)                          $2,668    $ (514)    $ 6,930

  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization          10,468      10,250      9,083
      Deferred rent                            (108)        (85)       132
      Deferred income taxes                   1,084      (1,322)    (2,165)
      Stock issued as compensation                -         552          -
      Loss on disposition of property and equipment
                                                187         327      1,080
      Changes in assets and liabilities:
         Account receivable, net             (8,284)    (11,796)    (2,155)
         Merchandise inventories             14,183      19,948    (14,689)
         Prepaid expenses & other current assets
                                               (328)       (499)      (979)
         Other assets                          (245)     (2,288)       (52)
         Accounts payable                    13,401      (7,040)    14,613
         Accrued liabilities                 (1,837)      1,449      5,281
         Income taxes payable                  (169)       (295)       (40)

            Total adjustments                28,352       9,201     10,109

         Net cash provided by operating activities
                                             31,020       8,687     17,039

Cash flows from investing activities:
   Additions to property and equipment      (14,162)     (9,483)   (10,261)
   Proceeds from sale of equipment              103         117        107

      Net cash used by investing activities (14,059)     (9,366)   (10,154)

Cash flows from financing activities:
   Proceeds from stock issuances                286         488        825
   Payments made on capital lease obligations  (308)       (493)      (595)

          Net cash provided (used) by
                  financing activities          (22)         (5)       230

Effect of exchange rates on cash                (24)        (25)       (29)

Net increase (decrease) in cash and cash
   equivalents                                16,915       (709)     7,086
Cash and cash equivalents at beginning of period
                                              25,677     26,386     19,300

Cash and cash equivalents at end of period  $ 42,592  $  25,677   $ 26,386



See Notes to Consolidated Financial Statements.
EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

                                         1995         1994      1993

Supplemental disclosures of cash paid
   during the year (in thousands):

   Interest                           $     39       $     76 $     224
   Income taxes                       $    668       $  1,314 $   6,802

Supplemental disclosure of non-cash
    investing and financing activities:

Capital lease obligations totaling $0.2 million and $0.9 million were recorded in fiscal years 1995 and 1993 respectively, when the Company acquired new equipment. In fiscal 1994, a $0.9 million capital lease obligation was eliminated when the Company upgraded equipment.

In fiscal years 1994 and 1993, the Company recorded tax benefits of $6,000 and $82,000, respectively, resulting from the exercise of non-qualified stock options and the disqualifying disposition of shares acquired through incentive stock options and the employee stock purchase plan. These tax benefits have been added to additional paid-in capital.

























See Notes to Consolidated Financial Statements.





EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All references herein to fiscal 1995, 1994, and 1993 relate to the
fiscal years ended              April 1, 1995, April 2, 1994, and
April 3, 1993, respectively.

Note 1  Summary of Significant Accounting Policies

Business
Egghead, Inc. sells personal computer software, hardware, and related products through its wholly-owned subsidiaries, DJ&J Software Corporation (DJ&J, d/b/a Egghead Software) and Eggspert Software, Ltd. (Eggspert, a Canadian subsidiary), EH Direct, Inc. (EH Direct), and Egghead International, Inc. (Egghead International). References to "the Company" and "Egghead" include Egghead, Inc., its predecessors, and its subsidiaries.

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

Accounts Receivable and Revenue Recognition
Company sales made on credit generally have terms of net 30 days. The sales and corresponding trade receivables for inventoried product are recorded upon merchandise shipment.
Revenue from the sale of maintenance agreements is recognized ratably over the contractual period. Revenue from the sale of services is recognized as the services are provided. Advanced billings are recorded as deferred revenue. The Company records provisions for doubtful accounts and sales returns and allowances based upon historical experience.

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

Merchandise Inventories
Merchandise inventories are accounted for using the moving weighted average cost method and are stated at the lower of cost or market.


EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 1  Summary of Significant Accounting Policies
(continued)

Property and Equipment
Property and equipment are stated at cost. Depreciation of equipment, furniture, and fixtures is provided using the straight-line method over their estimated useful lives ranging from two to seven years. Depreciation of the buildings is provided using the straight-line method over their estimated useful lives ranging from 20 to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the lease term or the assets' estimated useful lives.

Accounts Payable
Outstanding checks included in accounts payable were $10.4 million and
$11.9 million at April 1, 1995, and April 2, 1994, respectively.

Deferred Rent
Certain store lease agreements provide for scheduled rent increases or for rent payments to commence at a date later than the date of occupancy. In these cases, the Company recognizes the aggregate rent expense on a straight-line basis over the lease term beginning when the store opens.

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

Foreign Currency Translation
Balance sheet accounts of the Company's foreign operations are translated into U.S. dollars at the exchange rate on the balance sheet date. Results of operations are translated at the average exchange rate prevailing during the fiscal year. The results of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are recorded as a component of retained earnings. Realized gains and losses from foreign currency transactions are included in net income.

Fiscal Years
The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Fiscal quarters are such that the first three quarters consist of 13 weeks and the fourth quarter consists of the remaining 13/14 weeks. Fiscal years 1995 and 1994 each had 52 weeks and fiscal year 1993 had 53 weeks.



EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 2  Property and Equipment

The components of property and equipment at April 1, 1995 and April 2, 1994 were as follows (in thousands):

                                        April 1,    April 2,
                                         1995          1994
Land and buildings                      $6,574   $   1,547
Equipment                               33,559      31,674
Leasehold improvements                   8,652       9,053
Furniture and fixtures                   8,715       8,988
                                        57,500      51,262
Less accumulated depreciation and
    amortization                       (34,135)   (31,911)

   Property and equipment, net          $23,365  $  19,351


Note 3  Lines of Credit

Effective October 1, 1994, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $50,000,000 through September 30, 1995. Each bank provides a $25,000,000 line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the participating banks' rates on overnight funds, or on the agent bank's rate on certificates of deposit, LIBOR, or prime rate. The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. The Company was in compliance with all financial covenants as of April 1, 1995.

A summary of borrowings under the lines of credit follows
(in thousands):

                                           Fiscal year
                                   1995       1994      1993

Maximum amount outstanding     $     -   $    5,950  $21,600
Average amount outstanding     $     -   $      350  $ 3,665
Weighted average interest rate       - %        3.9%    4.2%




EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 4  Leases

The Company leases its retail stores, Corporate, Government, and education (CGE) regional sales support centers, head-quarters, and distribution facilities under operating leases with remaining lives on most leases ranging from one to five years. Some leases contain renewal options of one to five years which the Company may exercise at the end of the initial lease term. The leases generally require the Company to pay taxes, insurance, and certain common area maintenance costs.

Aggregate rental expense, including common area maintenance charges, for all operating leases for the fiscal years ended 1995, 1994, and 1993 was approximately $16,769,000,
$18,012,000, and $17,939,000, respectively.  As of April 1,
1995, future minimum rental payments under non-cancelable operating and capital leases for retail stores, CGE sales offices, headquarters and distribution facilities, and equipment consisted of the following (in thousands):
                                   Capital        Operating
    Fiscal Year                    leases         leases
      1996                            $268        $13,141
      1997                              67         11,015
      1998                              44          7,622
      1999                               -          4,081
      2000                               -          1,107
      Thereafter                         -              -
      Total minimum payments           379        $36,966
      Less interest                    (21)
      Present value of minimum
        lease payments                 358
      Less current portion            (252)
      Capital lease obligations,
        less current portion          $106


EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 5  Income Taxes

The provision (benefit) for income taxes is comprised of the following (in thousands):

                                      Fiscal year
                                    1995      1994      1993
Current:
     Federal                      $  432  $    777 $   5,316
     State                           189       217     1,279
                                     621       994     6,595

Deferred:
     Federal                         944    (1,152)  (1,888)
     State                           140      (170)    (277)
                                   1,084    (1,322)  (2,165)

Total                       $     1,705  $   (328) $  4,430



Deferred income taxes result primarily from temporary differences in certain items for income tax and financial reporting purposes.
The tax effects of temporary differences giving rise to the deferred tax assets are as follows:

                                        April 1,   April 2,
                                           1995        1994

Accounts receivable                  $    1,720 $       942
Merchandise inventories                   3,068       3,532
Property and equipment                    2,385       2,644
Other assets                                155          54
Accrued liabilities                       2,380       3,736
Deferred rent                               307         191

Total deferred tax assets             $  10,015    $  11,099


The Company's income tax provision/(benefit) differs from the amount computed by applying the statutory Federal tax rate to income (loss) before taxes as follows:
                                          Fiscal year
                                       1995     1994    1993

Statutory Federal tax rate             34.0%   (34.0)%  34.0%
State taxes, net of Federal benefit     6.3      2.6     5.3
Tax exempt interest income             (4.1)   (11.9)   (0.7)
Other, net                              2.8      4.3     0.4
                                       39.0%   (39.0)%  39.0%


EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 6  Stock Option and Stock Purchase Plans

Employee Stock Purchase Plan

The Egghead, Inc. 1989 Employee Stock Purchase Plan currently provides options to acquire the Common Stock of the Company to substantially all full-time and certain other employees at the lesser of 85% of the fair market value of the Common Stock on August 1 of the first and second plan years and July 1 thereafter, or 85% of the fair market value on the following July 31 of the first plan year and June 30 of each plan year thereafter. Under the plan, a maximum of 650,000 shares were reserved for issuance. As of April 1, 1995, there were 386,938 shares available for future issuance.

The 1993 Stock Option Plan

In September 1993, the Company's shareholders approved the 1993 Stock Option Plan (the "1993 Plan"), under which 2,000,000 shares of the Company's Common Stock were reserved for issuance. The 1993 Plan replaced the 1986 Combined Incentive and Non-Qualified Stock Option Plan (the "1986 Combined Plan") under which 2,000,000 shares were originally reserved for issuance. The number of shares reserved for issuance under the 1993 Plan was increased by the shares reserved for issuance under the 1986 Combined Plan that were not subject to outstanding stock options. Shares presently subject to outstanding stock options under the 1986 Combined Plan, which subsequently are canceled or expire, will increase the number of shares reserved for issuance under the 1993 Plan. No additional stock options will be granted under the 1986 Combined Plan.

Options granted, exercised, and canceled under the above
Plans are summarized as follows:

                                       Fiscal year
                                   1995         1994       1993
      Outstanding, beginning
        of year                   702,322    1,184,338         786,208
      Options granted           1,140,900      250,000         548,465
      Options exercised            (2,625)           -         (19,363)
      Options canceled           (327,508)    (732,016)       (130,972)
      Outstanding, end of year  1,513,089      702,322       1,184,338

      Exercisable, end of year    293,139      237,497         291,702
      Available for grant in
         future years           1,776,066    2,589,458         107,442

      Price of Options:
      Granted during year   $6.19-$10.25   $7.50-$8.13       $8.38-$17.00
      Exercised during year $9.88 - $10.75           -       $6.25-$13.75
      Canceled during year $6.19 - $17.00  $8.37-17.00       $6.25-$19.50


EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 6  Stock Option and Stock Purchase Plans
(continued)

The Non-employee Director Stock Option Plan

In September 1993, the Company's shareholders approved the Non-employee Director Stock Option Plan (the "Director Plan"), under which 175,000 shares of the Company's Common Stock were reserved for issuance. As of April 1, 1995, 121,000 shares were available for grant and 54,000 shares were subject to outstanding options which have been granted at prices ranging from $7.25 to $8.06. As of April 1, 1995, options for 18,000 shares were vested.

The Executive Plan

In February 1989, the Board of Directors approved four-year employment agreements and stock option agreements for three executive officers who are no longer with the Company, Stuart Sloan, Ronald Weinstein, and Matthew Griffin, whereby the officers' compensation was based on equity incentives. Each drew an annual salary of $1 per year during their term of employment. Options to acquire up to 1,700,000 shares of common stock are authorized under the Plan. As of April 1, 1995, 325,000 shares were available for grant and 1,375,000 were subject to outstanding options which have been granted to the above named executive officers of the Company at prices ranging from $10.38 to $20.00, with a weighted average exercise price of $13.21.
All outstanding options are vested and expire in February
1999. As of April 1, 1995, none of the options had been exercised.


Note 7  401(k) Plan

The Company has a 401(k) retirement plan for the benefit of its employees. After six months of full-time employment (more than 1,000 hours), an employee is eligible to participate in the plan. Employee contributions are matched by the Company at 50% of each employee's contribution up to 4% of their compensation. The Company's contributions are fully vested upon the completion of two years of service. The Company's contributions were approximately $446,000, $571,000, and $558,000, in fiscal years 1995, 1994, and
1993, respectively.



EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 8  Selected Quarterly Consolidated Financial
Information (Unaudited)

Selected financial data for each quarter of fiscal years 1995 and 1994 is as follows (in millions, except per share data). Effective the beginning the fiscal 1995, the Company changed it's fiscal quarters such that each quarter consists of 13 weeks. Previously, fiscal quarters were such that the first quarter consisted of 16 weeks, the second and third quarters were each 12 weeks, and the fourth quarter consisted of the remaining 12 or 13 weeks. The fiscal 1994 financial information represents the quarterly results that would have reported if the Company would have been using the 13-week fiscal quarter format.

                     First Quarter   Second Quarter  Third Quarter   Fourth
Quarter
                      1995   1994    1995    1994    1995    1994    1995
1994

Net sal   es         $193.8  $180.8  $194.3  $165.4  $254.3  $222.6  $220.1
$209.5
Gross margin           22.2    26.8    22.4    23.1    31.8    27.3    25.7
25.7
Selling, general, and
  administrative
  expense              21.8    23.6    21.5    20.6    25.2    22.6    22.2
22.7
Provision for
  restructuring costs     -     4.4       -       -       -       -       -
- -
Provision for shareholder
  litigation              -       -       -       -       -     0.1       -
1.1
Operating income
  (loss)               (2.0)   (3.1)   (1.5)    0.5     4.4     2.4     1.2
(0.6)
Theft insurance
  recovery                -       -       -       -     1.7       -       -
- -
Income (loss) before
  taxes                (1.8)   (3.0)   (1.6)    0.4     6.3     2.4     1.5
(0.6)
Net income (loss)      (1.1)   (1.8)   (1.0)    0.3     3.8     1.4     0.9
(0.4)

Earnings (loss)
  per share          $(0.06) $(0.11) $(0.06)  $0.02   $0.22   $0.08   $0.05
$(0.02)

Note 9  Concentration of Credit Risk

During fiscal years 1995 and 1994, the Company granted credit to substantially all of its corporate, government, and education customers on an unsecured basis.
Approximately 22% and 15% of the Company's trade accounts receivable were from customers in various segments of the United States government at April 1, 1995 and April 2, 1994, respectively. The financial position of these and other customers was considered in determining the allowance for doubtful accounts.



EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note 10  Shareholder Litigation

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



Note 11 Theft Insurance Recovery

Theft insurance recovery of $1.65 million in fiscal 1995 represents settlement of an insurance claim, net of expenses, for inventory stolen from numerous retail stores during fiscal years 1991, 1992, and 1993, by members of a multi-state shoplifting ring.


Note 12  New Accounting Standard

In March 1995, the Financial Accounting Stardards Board issued Statement No. 121, Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of. This new standard requires that long-lived assets and certain identifiable intangible assets be reviewed to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets.
Since the Company does not have any material long-lived assets other than property, plant, and equipment, which are stated at lower of cost or market, there is no material impact on the financial position of the Company from this Statement.


Note 13  Subsequent Event

On May 1, 1995, the Company announced plans to consolidate its direct response operation in Kalispell, Montana, and the remainder of its CGE customer service operations and its credit operations in Issaquah, Washington to its customer service center in Spokane, Washington. Relocation, severance, and related costs will be included in the Company's fiscal 1996 first and second quarter results. The Company estimates the total costs to range from $1.8 million to $2.0 million, the majority of which will be recorded in the first quarter. The Company expects that these changes will result in net expense in fiscal year 1996, and net savings in future years due to lower labor rates and occupancy costs.














Item 9.	Changes in and Disagreements with Accountants
on 	Accounting and Financial Disclosure

Not applicable.





PART III

Item 10.  Directors and Executive Officers of the
Registrant

The information required by Part III, Item 10, is incorporated by reference from Egghead, Inc.'s definitive
Proxy Statement relating to Egghead, Inc.'s 1995 Annual
Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 1, 1995.

Item 11.  Executive Compensation

The information required by Part III, Item 11, is incorporated by reference from Egghead, Inc.'s definitive
Proxy Statement relating to Egghead, Inc.'s 1995 Annual
Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 1, 1995.

Item 12.  Security Ownership of Certain Beneficial
Owners and               Management

The information required by Part III, Item 12, is incorporated by reference from Egghead, Inc.'s definitive
Proxy Statement relating to Egghead, Inc.'s 1995 Annual
Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 1, 1995.

Item 13.  Certain Relationships and Related
Transactions

The information required by Part III, Item 13, is incorporated by reference from Egghead, Inc.'s definitive
Proxy Statement relating to Egghead, Inc.'s 1995 Annual
Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 1, 1995.


PART IV

Item 14.    Exhibits, Financial Statement Schedules and
Reports on
        Form 8-K

A)  Documents filed as a part of this report:
 1.   Financial Statements
     The Consolidated Financial Statements, Notes thereto,
Financial Statement Schedules (none), and Accountants'
Report thereon are included in Part II, Item 8, of this report.

2a.   Exhibits
  (I)   3.1   Restated Articles of Incorporation of the Company
  (x)   3.2   Amended Bylaws of the Company
  (I)  10.1   House Account Agreement (U.S.) with Lotus
Development Corporation dated September 4,1986.
       10.2   First amendment to House Account Agreement
(U.S.) with Lotus Development Corporation
dated May 12, 1989.  (Previously filed with
registrant's Form 10-K for the fiscal year
ended March 31, 1990, as  Exhibit 10.1a.)
       10.3  (Intentionally left blank.)
       10.4  (Intentionally left blank.)
  (iv) 10.5 * Microsoft January - June, 1993 Reseller Rebate and Marketing Fund Agreement.
  (v)  10.6 * Microsoft 1993/1994 Channel Agreement dated
July 1, 1993.
   (v) 10.7 * Rebate and Marketing Fund Addendum to the 1993/1994 Microsoft Channel Agreement dated
November 1, 1993.
  (v) 10.8 * Amendment to the Microsoft 1993/1994 Channel Agreement (appointment as a Major Chain
Reseller) dated November 10, 1993.
  (v)  10.9 * Reseller agreement with WordPerfect
Corporation dated April 1, 1994.
 (vi) 10.10 * Microsoft 1994/1995 Channel Agreement dated
July 1, 1994.
 (vi) 10.11 * Addendum to Microsoft 1994/1995 Channel
Agreement dated July 1, 1994.
(vi) 10.11a * Amendment No. 1 to Microsoft 1994/1995 Channel Agreement (Appointment as a Large Account Reseller)
dated July 1994.
 (vi)	 10.12 * Follow up letter dated August 2, 1994, from
Microsoft regarding Microsoft 1994/1995
Channel Agreement dated July 1, 1994.
      10.13  (Intentionally left blank.)
      10.14  (Intentionally left blank.)
      10.15 Lease, as amended, dated June 9, 1988, between Sammamish Park Place I Limited Partnership as
Landlord and DJ&J Software Corporation as
Tenant regarding the Company's administrative headquarters. (Previously filed with registrant's Form 10-K for the fiscal year ended April 1, 1989, as Exhibit 10.46.)
      10.16 First Amendment to June 9, 1988 lease between Sammamish Park Place I Limited Partnership and
DJ&J Software Corporation dated
October 4, 1989. (Previously filed with registrant's Form 10-K for the fiscal year ended March 31, 1990, as Exhibit 10.46a.)
      10.17  Lease dated March 23, 1992 between Sammamish
Park Place II Limited Partnership as Landlord and DJ&J Software Corporation as Tenant regarding the Company's administrative headquarters. (Previously filed with registrant's Form 10-K for the fiscal year ended March 28, 1992, as Exhibit 10.47.)
      10.18 Lease Termination and Rent Payment Agreement between Sammamish Park Place II Limited
Partnership as Landlord and DJ&J Software
Corporation as Tenant regarding the Company's administrative headquarters. (Previously filed with registrant's Form 10-Q for the first quarter of fiscal 1995 ended July 2, 1994.)


Item 14.  Exhibits, Financial Statement Schedules and
Reports on       Form 8-K (continued)

 (vi) 10.18a First Amendment to Lease Termination and Rent Payment Agreement between Sammamish Park Place
II Limited Partnership as Landlord and DJ&J
Software Corporation as Tenant.
 (vi) 10.18b Second Amendment to Lease Termination and Rent Payment Agreement between Sammamish Park Place
II Limited Partnership as Landlord and DJ&J
Software Corporation as Tenant.
(iii) 10.19   Lease dated March 23, 1989, between The CHY
Company as Landlord and DJ&J Software as
Tenant regarding the Company's Sacramento
distribution facility.
(iii) 10.20   First amendment to lease between The CHY
Company as Landlord and DJ&J Software, as
Tenant regarding the Company's Sacramento
distribution facility.
      10.21  (Intentionally left blank.)
  (I) 10.22   Lease Agreement dated January 7, 1988, with
Granite Properties, a limited partnership, as
Landlord and DJ&J Software Corporation, as
Tenant regarding Lancaster distribution
facility.
  (I) 10.23  Master License Agreement dated February 12,
1988, with Staples, Inc. as Licensor and DJ&J
Software Corporation as Licensee, regarding an
exclusive right to sell items in Staples'
discount stores.
      10.24   First Amendment to Master License Agreement between
              Staples, Inc. and DJ&J Software
Corporation dated November 14, 1990.
(Previously filed with registrant's Form 10-K
for the fiscal year ended March 30, 1991, as
same Exhibit number.)
      10.25  (Intentionally left blank.)
      10.26  (Intentionally left blank.)
      10.27 Form of Indemnification Agreement between the Company and its directors. (Previously filed with registrant's Form 10-Q for the third
quarter of fiscal 1995 ended December 31,
1994.)
      10.28 Form of Indemnification Agreement between DJ&J Software Corporation and its directors.
(Previously filed with registrant's Form 10-Q
for the third quarter of fiscal 1995 ended
December 31, 1994.)
 (vi) 10.29   Revolving Loan Agreement dated September 30,
1994, among Seattle-First National Bank and
U.S. Bank of Washington, National Association,
Egghead, Inc., and DJ&J Software Corporation.
      10.30   Revolving Loan Agreement dated September 30,
1993 among Seattle-First National Bank and
U.S. Bank of Washington, National Association,
Egghead, Inc., and DJ&J Software Corporation.
(Previously filed with registrant's Form 10-Q
dated October 16, 1993, as same exhibit
number.)
 (iv) 10.31 **Executive employment between Egghead, Inc. and Ronald P. Erickson dated February 22, 1993.
 (vi) 10.31a **Separation agreement between Egghead, Inc.
and DJ&J Software Corporation (collectively,
the "Company") and Ronald P. Erickson dated
August 1, 1994.
 (iv) 10.32 **Executive employment agreement between
Egghead, Inc. and Timothy E. Turnpaugh dated
February 22, 1993.
  (v)10.32a **Amended and restated executive employment
agreement between Egghead, Inc. and Timothy E.
Turnpaugh dated June 1993.
  (v)10.32b **Separation agreement between Egghead, Inc. and
DJ&J Software Corporation (the "Company") and
Timothy E. Turnpaugh dated        August 25,
1993.
      10.33 **Executive employment agreement between
Egghead, Inc. and Terence M. Strom dated June
28, 1993.  (Previously filed with registrant's
Form 10-Q dated October 16, 1993, as Exhibit
10.34.)
 (ii) 10.34 **Egghead, Inc. 1989 Executive Retention
Incentive Stock Option Plan.
Item 14.  Exhibits, Financial Statement Schedules and
Reports on       Form 8-K (continued)

 (ii) 10.35 **Egghead, Inc. 1989 Executive Retention
Incentive Stock Option Agree-ment between
Egghead, Inc. and Stuart M. Sloan dated
February 23, 1989.
 (ii) 10.36 **Egghead, Inc. 1989 Executive Retention Non-
Qualified Stock Option Agreement between
Egghead, Inc. and Stuart M. Sloan dated
February 23, 1989.
(iii)10.36a **Amendment No. 1 to Egghead, Inc. 1989
Executive Retention Non-Qualified Stock Option
Agreement between Egghead, Inc. and Stuart M.
Sloan dated April 17, 1991.
      10.37   (Intentionally left blank.)
      10.38   (Intentionally left blank.)
 (ii) 10.39 **Egghead, Inc. 1989 Executive Retention
Incentive Stock Option Agreement between
Egghead, Inc. and Ronald A. Weinstein dated
February 23, 1989.
(iii)10.39a **Amendment No. 1 to Egghead, Inc. 1989
Executive Retention Incentive Stock Option
Agreement between Egghead, Inc. and Ronald A.
Weinstein dated April 17, 1991.
 (ii) 10.40 **Egghead, Inc. 1989 Executive Retention Non-
Qualified Stock Option Agreement between
Egghead, Inc. and Ronald A. Weinstein dated
February 23, 1989.
(iii)10.40a **Amendment No. 1 to Egghead, Inc. 1989
Executive Retention Non-Qualified Stock Option
Agreement between Egghead, Inc. and Ronald A.
Weinstein dated April 17, 1991.
      10.41   (Intentionally left blank.)
      10.42   (Intentionally left blank.)
 (ii) 10.43 **Egghead, Inc. 1989 Executive Retention
Incentive Stock Option Agreement between
Egghead, Inc. and Matthew J. Griffin dated
February 23, 1989.
 (ii) 10.44 **Egghead, Inc. 1989 Executive Retention Non-
Qualified Stock Option Agreement between
Egghead, Inc. and Matthew J. Griffin dated
February 23, 1989.
(iii)10.44a **Egghead, Inc. 1989 Executive Retention Non-
Qualified Stock Option Agreement between
Egghead, Inc., and Matthew J. Griffin dated
April 17, 1991.
      10.45   (Intentionally left blank.)
      10.46   (Intentionally left blank.)
      10.47   (Intentionally left blank.)
      10.48 **Egghead, Inc. 1989 Employee Stock Purchase
plan.  (Previously filed with registrant's
Form S-8 dated June 23, 1990, as Exhibit 10.)
      10.49 **Egghead, Inc. 1993 Stock Option Plan.
(Previously filed with registrant's Form 10-Q
dated October 16, 1993, as Exhibit 10.31.)
      10.50 **Egghead, Inc. Nonemployee Director Stock
Option Plan.  (Previously filed with
registrant's Form 10-Q dated October 16, 1993,
as Exhibit 10.32.)
  (x)  21.1   Schedule of subsidiaries.
  (x)  23.1   Consent of Independent Public Accountants.
       24.1   Power of Attorney (See Page 43).
       27     Financial Data Schedule

  (I) Previously filed with registrant's Registration
Statement on Form S-1, Registration No. 33-21472, as same Exhibit number.
 (ii) Previously filed with the registrant's Form 8-K dated
February 23, 1989, as Exhibit numbers 10.1 to 10.13.
(iii) Previously filed with registrant's Form 10-K for the fiscal year ended March 28, 1992, as same Exhibit number.

Item 14.  Exhibits, Financial Statement Schedules and
Reports on       Form 8-K (continued)


 (iv) Previously filed with registrant's Form 10-K for the fiscal year ended April 3, 1993, as same Exhibit number.
 (v) Previously filed with registrant's Form 10-K for the fiscal year ended April 2, 1994, as same Exhibit number.
 (vi) Previously filed with registrant's Form 10-Q for the second quarter of fiscal 1995 ended October 1, 1994.
 (x)  Filed herewith.
  * Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment
under   Rule 24b-2 under the Securities Exchange Act
of 1934. Each exhibit has been marked to identify the confidential portions that are omitted.
  ** Designates management contract or compensatory plan or arrangement.


2b.   Form 8-K
      None.

<F1> Registered trademark
<F2> Trademark



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Issaquah, State of Washington, on May 25, 1995.

                          EGGHEAD, INC.

                          By /s/ Terrence M. Strom
                          Terence M. Strom
                          President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Terence M. Strom and Brian W. Bender, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on May 25, 1995, on behalf of the Registrant and in the capacities indicated.

Signature                                 Title


/s/ Terence M. Strom    President, Chief Executive Officer, and
Terence M. Strom        Director (Principal Executive Officer)


/s/ Brian W. Bender    Vice President, Chief Financial
Brian W. Bender        Officer (Principal Financial and Accounting Officer)

                          Director
Paul G. Allen


/s/ Richard P. Cooley    Director
Richard P. Cooley


/s/ Steven E. Lebow      Director
Steven E. Lebow


                          Director
Linda Fayne Levinson


SIGNATURES (continued)


                           Director
George P. Orban


/s/ Samuel N. Stroum      Director
Samuel N. Stroum