Form 10-Q
period 1995-07-01
EGGHEAD INC /WA/
filed 1995-08-04
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC. 20549

                         FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from  April 2, 1995  to July 1, 1995

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    YES ___ NO _x_

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                               Outstanding at
          Class                                 July 29, 1995
         Common Stock                            17,483,797
        $.01 par value                              shares

              PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements and Supplementary Data

Refer to Exhibit 28 for the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)
                                          July 1,        April 1,
                                            1995           1995
                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 68,823      $  42,592
   Accounts receivable, net of allowance
      for doubtful, accounts of $4,323
      and $4,354, respectively              75,175         84,514
   Merchandise inventories  (Note 2)       103,175        102,918
   Prepaid expenses and other current
      assets                                 5,241          4,045
   Current deferred income taxes (Note 3)    6,760          6,964
      Total current assets                 259,174        241,033
Property and equipment, net                 24,089         23,365
Non-current deferred income taxes (Note 3)   2,918          3,051
Other assets                                 2,363          2,692

                                          $288,544       $270,141

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable to banks (Note 5)       $      -     $        -
    Accounts payable                       122,354        104,425
    Accrued liabilities                     19,226         17,303
    Income taxes payable                         -            325
    Current portion of capital lease
       obligations                             412            252
     Total current liabilities             141,992        	122,305
Capital lease obligations,
      less current portion                     491            106
Deferred rent                                1,292          1,314
    Total liabilities                      143,775        123,725

Commitments and contingencies (Note 6)

Shareholders' equity:
      Common stock, $.01 par value:
        50,000,000 shares
        authorized; 17,324,977 and
        17,166,031 shares issued and
        outstanding, respectively               173           172
      Additional paid-in capital            122,024       120,572
      Retained earnings                      22,572        25,672
         Total shareholders' equity         144,769       146,416

                                           $288,544      $270,141

See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)


                                    	         13 Weeks Ended
                                               (unaudited)

                                        July 1,           July 2,
                                         1995               1994

Net sales                              $174,634           $193,848

Cost of sales, including certain
    buying, occupancy, and
    distribution costs                  155,398           171,656

Gross margin                             19,236             22,192

Selling, general, and
      administrative expense             22,515             21,757

Depreciation and amortization
    expense, net of amounts               2,406              2,412
    included in cost of sales

Operating loss                           (5,685)           (1,977)

Other (expense) income:
   Interest income                          697               185
   Interest expense                         (21)               (6)
   Other, net                              (175)               (2)

Loss before income taxes                 (5,184)           (1,800)

Income tax benefit                        2,022                702

Net loss                             	$   (3,162)        $  (1,098)

Loss per share (Note 4)              	$    (0.18)        $   (0.06)

Weighted average common shares and
  common equivalent shares outstanding    17,172           17,122



EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)
                                             13 Weeks Ended
                                                 (unaudited)
                                             July 1,      July 2,
                                              1995         1994

Cash flows from operating activities:
   Net loss                                 $ (3,162)  $  (1,098)
   Adjustments to reconcile net
    income (loss) to net cash
    provided (used) by operating activities:
       Depreciation and amortization           2,717       2,689
       Deferred rent                             (22)        (17)
       Deferred income taxes      	               337         179
      (Gain) loss on disposition of assets       (42)	         12
       Changes in assets and liabilities:
         Accounts receivable, net              9,605      (1,354)
         Merchandise inventories                (244)     (7,001)
         Prepaid expenses and other
            current assets                    (1,194)       (145)
         Other assets                            225	         293
         Accounts payable                     17,694	       9,401
         Accrued liabilities                   1,905       2,710
         Income taxes payable                   (325)       (494)
            Total adjustments                 30,656       6,273

         Net cash provided by operating
            activities                        27,494       5,175

Cash flows from investing activities:
  Additions to property and equipment         (2,613)	     (1,793)
  Proceeds from sale of equipment                 29          24

     Net cash used by investing activities    (2,584)     (1,769)

Cash flows from financing activities:
  Payments on capital lease obligations         (159)        (73)
  Proceeds from stock issuances                1,453         258

   Net cash provided by financing activities   1,294         185

Effect of exchange rates on cash                  27          (6)

Net decrease in cash                          26,231       3,585
Cash at beginning of period                   42,592      25,677

Cash at end of period                       $ 68,823    $ 29,262

Supplemental disclosures of cash paid:
   Interest                                 $     20    $      6
   Income taxes                             $    110    $  	  145



See Notes to Consolidated Financial Statements.









EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended April 1, 1995, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 weeks ended July 1, 1995, are not necessarily indicative of the results that may be expected for the full year.

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.

Note 2 Merchandise Inventories

Merchandise inventories are accounted for using the moving weighted average cost method and are stated at the lower of cost or market.

Note 3 Income Taxes

Deferred income taxes result from temporary differences in certain items for income tax and financial reporting purposes.

Note 4 Earnings (Loss) Per Share

Net loss per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. The effect of common equivalent shares was not included in computation of the loss per share amount for the 13 week periods ended July 1, 1995, and July 2, 1994, because it was anti-dilutive.



EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
(Unaudited)

Note 5 Notes Payable to Banks

Effective October 1, 1994, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $50,000,000 through September 30, 1995. Each bank provides a $25,000,000 line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the participating banks' rates on overnight funds, or on the agent bank's rate on certificates of deposit, LIBOR, or prime rate. The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. The Company was in compliance with the financial covenants as of July 1, 1995. There were no borrowings under these or previous lines of credit during the first quarter of fiscal 1996.

Note 6 Leases

The Company leases all its retail stores, its corporate, government, and education sales offices, it's distribution facilities in Lancaster, Pennsylvania and Sacramento, California, and it's headquarter facilities in Issaquah, Washington, under operating leases with remaining terms ranging from one to five years. As of July 1, 1995, the future minimum rental payments under these operating leases were as follows (in thousands):

         Fiscal Year
         1996 (remainder)                         $10,718
         1997                                      11,336
         1998                                       8,077
         1999                                       4,485
         2000                                       1,436
         Thereafter                                    52
         Total minimum payments                   $36,104


ITEM 2.   Management's Discussion and Analysis of
Results of Operations and Financial Condition

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.

RESULTS OF OPERATIONS

The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                        Percentage of Net Sales
                                                  First Quarter
                                                  13 Weeks Ended
                                                July 1,    July 2,
                                                  1995      1994
   Net sales                                      100.0%   100.0%
   Cost of sales, including certain buying,
     occupancy, and distribution costs             89.0     88.6
   Gross margin                                    11.0     11.4
   Selling, general, and administrative expense    12.9     11.2
   Depreciation and amortization expense,
     net of amounts included in cost of sales       1.4      1.2
   Operating loss                                  (3.3)    (1.0)
   Other income                                     0.3      0.1
   Loss before income taxes                        (3.0)    (0.9)
   Income tax benefit                               1.2      0.3
   Net loss                                        (1.8)%	   (0.6)%

Net sales of $174.6 million for the 13 week period ended July 1, 1995, were $19.2 million, or 10% less than net sales of $193.8 million for the 13 week period ended July 2, 1994.

The corporate, government, and education (CGE) group generated 52% of total net sales during the first quarter of fiscal 1996, with 48% generated by retail operations. This compares to 53% generated by the CGE group and 47% generated by retail operations in the first quarter of fiscal 1995.

Corporate, Government, and Education Sales
CGE sales of $89.9 million in the first quarter of fiscal 1996 decreased $12.7 million, or 12%, compared to $102.6 million in the first quarter of fiscal 1995.

Most of the decrease was due to price reductions, with the remainder due to a decrease in the number of units sold. Prices for many software products have continued to decline due to industry-wide pricing pressure related to both competitors' and vendors' pricing.

The Company serves as a designated reseller for volume licensing and maintenance (VLAM) agreements between certain of its customers and major publishers of microcomputer software. VLAM agreements typically are used by large customers seeking to standardize desktop software applications. For the 13 week period ended July 1, 1995, sales of software through VLAM agreements represented 28%, of total CGE sales, compared to 12% in the first quarter a year ago.

During the first quarter of fiscal 1996, the Company consolidated the operations of its CGE customer service center in Issaquah, Washington to its customer service center in Spokane, Washington. Inside sales representatives and support personnel work out of the customer service center. The Company now operates one customer service center in the U.S. and two smaller centers in Canada. During the second quarter of fiscal 1996, the two centers in Canada will be consolidated to Spokane. Outside sales representatives continue to work throughout the U.S. and Canada.

Retail Sales
Retail sales of $84.7 million in the first quarter of fiscal 1996 decreased $6.5 million, or 7%, compared to $91.2 million in the first quarter of fiscal 1995. Comparable retail store sales increased 2%, which was offset by operating 18 fewer stores at the end of the first quarter this year than the same time a year ago.

The first quarter sales decrease consisted of a decrease in the number of units sold, partially offset by an increase in the average selling price per unit.

Sales of hardware and related accessories increased from approximately 25% of total retail sales in the first quarter last year to approximately 33% in first quarter this year.

Retail Locations
During the first quarter of fiscal 1996, the Company opened one store, closed four stores, and operated a total of 166 at July 1, 1995. This compares to 184 at the end of the first quarter a year ago. The Company introduced its new prototype store in the beginning of the second quarter of fiscal 1996.

Gross margin as a percentage of net sales was 11.0% in the first quarter of fiscal 1996, compared to 11.4% in the first quarter last year. The decrease was due mainly to a decrease in incentive funds from a major vendor.

Selling, general, and administrative (SG&A) expense was 12.9% of net sales in the first quarter of fiscal 1996, compared to 11.2% in the first quarter of fiscal 1995. The increase in SG&A expense as a percentage of sales was primarily attributable to on-going SG&A expenses remaining relatively constant while sales decreased, as well as costs associated with consolidating certain of the Company's operations to its customer service center in Spokane.

On May 1, 1995, the Company announced plans to consolidate its direct response operation, formerly located in Kalispell, Montana, and the remainder of its CGE customer service operations and its credit operations, formerly located in Issaquah, Washington, to its customer service center in Spokane, Washington. The changes were planned to improve customer service and reduce costs. During the first quarter of fiscal 1996, most of this consolidation was completed. The related relocation, severance, and other costs totaled $1.1 million, or 0.6% of net sales.

On July 12, 1995, the Company announced plans to consolidate its remaining administrative operations in Issaquah to its customer service center in Spokane. Relocation, severance, and related costs, which are estimated at approximately $3.0 million, will be included in the Company's results throughout the remainder of fiscal 1996. The Company expects that these changes will result in net expense in fiscal 1996, and net savings in future years due to lower labor rates and occupancy costs.




FINANCIAL CONDITION

Cash and short-term investments were $68.8 million at the end of the first quarter of fiscal 1996 compared to $42.6 million at April 1, 1995. The $26.2 million increase was mainly due to a $17.7 million increase in accounts payable and a $9.6 million decrease in accounts receivable as presented in the Consolidated Statement of Cash Flows for the 13 week periods ended July 1, 1995, and July 2, 1994, on page 3.

Accounts receivable, net decreased from $84.5 million at April 1, 1995 to $75.2 million at the end of the first quarter of fiscal 1996. The decrease resulted mainly from a decrease in CGE sales near the end of the first quarter of fiscal 1996 compared to the end of the fourth quarter of fiscal 1995.

Merchandise inventories of $103.2M at July 1, 1995, remained relatively constant compared to $102.9M at the end of fiscal 1996. Accounts payable increased to $122.4 million at the end of the first quarter of fiscal 1996, from $104.4 million at April 1, 1995, due partly to a system conversion which delayed payments to some vendors near the end of the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $27.5 million for the 13 weeks ended July 1, 1995, compared to $5.2 million during the same period a year ago. During the first quarter of fiscal 1996, there was a $17.7 million increase in accounts payable and a $9.6 million decrease in accounts receivable. For further information, see the Consolidated Statement of Cash Flows for the 13 week periods ended July 1, 1995, and July 2, 1994, on page 3.

Effective October 1, 1994, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings up to $50 million through September 30, 1995. Each bank provides a $25 million line of credit and one bank serves as agent for the agreement. The agreement contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. The Company was in compliance with all financial covenants and had no outstanding borrowings on July 1, 1995.

There was no debt outstanding during the first quarter of fiscal
1996 or fiscal 1995. During the first quarter of fiscal 1996, working capital requirements and capital expenditures were financed from operations.

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

    None.

ITEM 4.   Submission of Matters to a Vote of Security
Holders

None.


ITEM 6.   Exhibits and Reports On Form 8-K

a.   Exhibits
      23       Report of Independent Public Accountants.
      27       Financial Data Schedule.

b.    Reports on Form 8-K
None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EGGHEAD, INC.
                                        (Registrant)




Date:    August 3, 1995
                                   Brian W. Bender
                                   Vice President, Chief Financial
                                   Officer (Principal Financial
                                   and Accounting Officer)