Form 10-Q
period 1995-09-30
EGGHEAD INC /WA/
filed 1995-11-17
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, DC. 20549

         FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period from July 2, 1995  to September 30, 1995

                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________


         Commission File Number  0-16930

         EGGHEAD, INC.
         (Exact name of registrant as specified in its charter)

                     Washington                          91-1296187
                     ----------                          ----------
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)          Identification Number)

                   22705 East Mission
               Liberty Lake, Washington                     99019
               ------------------------                     -----
         (Address of principal executive offices)         (Zip Code)

                                (509) 922-7031
                                --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              YES  X   NO
                                  ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                         Outstanding at
                      Class                             October 28, 1995
                      -----                             ----------------
                   Common Stock                            17,540,200

         $.01 par value shares

         PART 1. FINANCIAL INFORMATION

         ITEM 1.  Financial Statements and Supplementary Data

         Refer to Exhibit 23 for the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

         EGGHEAD, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets
         (Dollars in thousands)

                                                      September 30,   April 1,
                                                           1995         1995
                                                      -------------  ---------
                                                       (unaudited)
                            ASSETS
         Current assets:
           Cash and cash equivalents                    $ 55,909      $ 42,592
           Accounts receivable, net of allowance for
           doubtful accounts of $3,809 and $4,354,
            respectively                                  87,815        84,514
           Merchandise inventories <F2>                  155,942       102,918
           Prepaid expenses and other current assets       8,232         4,045
           Current deferred income taxes <F3>              6,760         6,964
                                                        --------      --------
                Total current assets                     314,658       241,033
                                                        --------      --------
         Property and equipment, net                      25,917        23,365
         Non-current deferred income taxes <F3>            2,918         3,051
         Other assets                                      1,979         2,692
                                                        --------      --------
                                                        $345,472      $270,141
                                                        ========      ========
             LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
           Notes payable to banks <F5>                  $      -      $      -
           Accounts payable                              180,087       104,425
           Accrued liabilities                            20,089        17,303
           Income taxes payable                                -           325
           Current portion of capital lease
             obligations                                     345           252
                                                        --------      --------
               Total current liabilities                 200,521       122,305
                                                        --------      --------
         Capital lease obligations, less current
           portion                                           424           106
         Deferred rent                                     1,202         1,314
                                                        --------      --------
               Total liabilities                         202,147       123,725

         Commitments and contingencies <F6>

         EGGHEAD, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets, Continued
         (Dollars in thousands)

                                                     September 30,    April 1,
                                                          1995          1995
                                                     -------------   ---------
                                                      (unaudited)
         Shareholders' equity:
           Common stock, $.01 par value:
             50,000,000 shares authorized;
             17,493,452 and 17,166,031 shares
             issued outstanding, respectively          $    175      $    172
           Additional paid-in capital                   124,063       120,572
           Retained earnings                             19,087        25,672
                                                       --------      --------
               Total shareholders' equity               143,325       146,416
                                                       --------      --------
                                                       $345,472      $270,141
                                                       ========      ========

         See Notes to Consolidated Financial Statements.

         EGGHEAD, INC. AND SUBSIDIARIES
         Consolidated Statements of Operations
         (Amounts in thousands, except per share data)

                                                       13 Weeks Ended             26 Weeks Ended
                                                   ------------------------   ------------------------
                                                         (unaudited)                (unaudited)
                                                   September 30,  October 1,  September 30,  October 1,
                                                       1995          1994         1995          1994
                                                   -------------  ----------  -------------  ----------
         Net sales                                   $191,218      $194,311     $365,852      $388,159
         Cost of sales, including
           certain buying, occupancy,
           and distribution costs                     171,450       171,961      326,848       343,617
                                                     --------      --------     --------      --------
         Gross margin                                  19,768        22,350       39,004        44,542
         Selling, general, and
           administrative expense                      23,841        21,494       46,356        43,251
         Depreciation and amortization
           expense, net of amounts
           included in cost of sales                    2,386         2,352        4,792         4,764
                                                     --------      --------     --------      --------
         Operating loss                                (6,459)       (1,496)     (12,144)       (3,473)
         Other income (expense):
           Interest income                                894           153        1,591           338
           Interest expense                               (16)           (5)         (37)          (11)
           Other, net                                    (162)         (259)        (337)         (261)
                                                     --------      --------     --------      --------
         Loss before income taxes                      (5,743)       (1,607)     (10,927)       (3,407)
         Income tax benefit                             2,229           626        4,251         1,328
                                                     --------      --------     --------      --------
         Net loss                                    $ (3,514)     $   (981)    $ (6,676)     $ (2,079)
                                                     ========      ========     ========      ========
         Loss per share <F4>                         $  (0.20)     $  (0.06)     $ (0.39)     $  (0.12)
                                                     ========      ========     ========      ========
         Weighted average common shares
            and common equivalent
            shares outstanding                         17,490        17,163       17,331        17,143
                                                     ========      ========     ========      ========

         See Notes to Consolidated Financial Statements.

         EGGHEAD, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows
         (Dollars in thousands)

                                                           26 Weeks Ended
                                                     -------------------------
                                                             (unaudited)
                                                     September 30,  October 1,
                                                         1995          1994
                                                     -------------  ----------
         Cash flows from operating activities:
           Net loss                                    $ (6,676)    $ (2,079)
                                                       --------     --------
           Adjustments to reconcile net income
             (loss) to net cash provided (used)
             by operating activities:
               Depreciation and amortization              5,385        5,303
               Deferred rent                               (111)          (7)
               Deferred income taxes                        337          300
               (Gain) loss on disposition of assets         (35)         286
               Changes in assets and liabilities:
                 Accounts receivable, net                (2,916)       2,185
                 Merchandise inventories                (53,036)     (14,006)
                 Prepaid expenses and other current
                   assets                                (4,185)        (843)
                Other assets                                502          316
                Accounts payable                         75,260       15,594
                Accrued liabilities                       2,791       (1,144)
                Income taxes payable                       (325)        (494)
                                                       --------     --------
                     Total adjustments                   23,667        7,490
                                                       --------     --------
                     Net cash provided by operating
                       activities                        16,991        5,411
                                                       --------     --------
         Cash flows from investing activities:
           Additions to property and equipment           (7,039)      (2,645)
           Proceeds from sale of equipment                   57           33
                                                       --------     --------
                     Net cash used by investing
                       activities                        (6,982)      (2,612)
                                                       --------     --------
         Cash flows from financing activities:
            Payments on capital lease obligations          (293)        (146)
            Proceeds from stock issuances                 3,493          258
                                                       --------     --------
                     Net cash provided by financing
                       activities                         3,200          112
                                                       --------     --------
         Effect of exchange rates on cash                   108            7
                                                       --------     --------
         Net decrease in cash                            13,317        2,918
         Cash at beginning of period                     42,592       25,677
                                                       --------     --------
         Cash at end of period                         $ 55,909     $ 28,595
                                                       ========     ========

         EGGHEAD, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows, Continued
         (Dollars in thousands)

                                                         26 Weeks Ended
                                                     -------------------------
                                                          (unaudited)
                                                     September 30,  October 1,
                                                         1995          1994
                                                     -------------  ----------
         Supplemental disclosures of cash paid:
            Interest                                    $      36    $      11
            Income taxes                                $     334    $     213


         See Notes to Consolidated Financial Statements.

         EGGHEAD, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
         (Unaudited)

         Note 1 Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended April 1, 1995, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 and 26 week periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the full year.

         The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.

         Note 2 Merchandise Inventories

         Merchandise inventories are accounted for using the moving weighted average cost method and are stated at the lower of cost or market.

         Note 3 Income Taxes
         Deferred income taxes result from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

         Note 4 Earnings (Loss) Per Share
         Net loss per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. The effects of common equivalent shares were not included in computation of the loss per share amount for the 13 and 26 week periods ended September 30, 1995, and October 1, 1994, because they were anti-dilutive.

         EGGHEAD, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)
         (Unaudited)

         Note 5 Notes Payable to Banks

         Effective October 1, 1994, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $50,000,000 through November 30, 1995. Each bank provides a $25,000,000 line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the participating banks' rates on overnight funds, or on the agent bank's rate on certificates of deposit, LIBOR, or prime rate. The agreement contains a number of covenants, including a restric-tion on the payment of dividends and certain financial ratio requirements. {The Company was in compliance with the financial covenants as of September 30, 1995. Need debt compliance calico. Need waiver from bank and copy of extension to send to Arthur Anderson} There were no borrowings under these or previous lines of credit during the first quarter of fiscal 1996.

         Note 6 Leases
         The Company leases all its retail stores, its corporate, government, and education sales offices, it's distribution facilities in Lancaster, Pennsylvania, Wilmington, Ohio and Sacramento, California, and it's former headquarter facilities in Issaquah, Washington, under operating leases with remaining terms ranging from one to five years. As of September 30, 1995, the future minimum rental payments under these operating leases were as follows (in thousands):

                             Fiscal Year
                        ----------------------
                        1996 (remainder)               $  6,473
                        1997                             11,718
                        1998                              8,209
                        1999                              4,414
                        2000                              1,412
                        Thereafter                           52
                                                        -------
                        Total minimum payments          $32,278
                                                        =======

         ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks. All references herein to fiscal year 1996 and 1995 relate to fiscal years ended March 30, 1996 and April 1, 1995, respectively.

         RESULTS OF OPERATIONS
         The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:
                                              Percentage of Net Sales
                                       --------------------------------------
                                         Second Quarter       Year to Date
                                         13 Weeks Ended      26 Weeks Ended
                                       ------------------  ------------------
                                       Sept. 30,  Oct. 1,  Sept. 30,  Oct. 1,
                                         1995      1994      1995      1994
                                       ---------  -------  ---------  -------
         Net sales                       100.0%    100.0%   100.0%     100.0%
         Cost of sales, including
           certain buying,occupancy,
           and distribution costs         89.7      88.5     89.3       88.5
                                         -----     -----    -----      -----
         Gross margin                     10.3      11.5     10.7       11.5
         Selling, general, and
           administrative expense         12.5      11.1     12.7       11.2
         Depreciation and amortization
          expense, net of amounts
          included in cost of sales        1.2       1.2      1.3        1.2
                                         -----     -----    -----      -----
         Operating loss                   (3.4)     (0.8)    (3.3)      (0.9)
                                         -----     -----    -----      -----
         Loss before income taxes         (3.0)     (0.8)    (3.0)      (0.9)
         Income tax benefit                1.2       0.3      1.2        0.4
                                         -----     -----    -----      -----
         Net loss                         (1.8)%    (0.5)%   (1.8)%     (0.5)%
                                         =====     =====    =====      =====

         Net sales of $191.2 million for the 13 week period ended
         September 30, 1995, were $3.1 million, or 2% less than net sales of $194.3 million for the 13 week period ended October 1, 1994.

         Year-to-date sales of $365.9 million for the 26 week period ended September 30, 1995, decreased $22.3 million, or 6%, from net sales of $388.2 million for the comparable period ended October 1, 1994.

         The corporate, government, and education (CGE) group generated 47% of total net sales during the second quarter of fiscal 1996, with 53% generated by retail operations. This compares to 52% generated by the CGE group and 48% generated by retail operations in the second quarter of fiscal 1995.

         Fiscal year 1996 year-to-date total net sales were comprised of approximately 49% from the CGE group and 51% from retail operations. This compares to 53% from the CGE group and 47% from retail opera-tions for the year-to-date fiscal year 1995 total net sales.

         Corporate, Government, and Education Sales

         CGE sales of $90.6 million in the second quarter of fiscal 1996 decreased $11.0 million, or 11%, compared to $101.6 million in the second quarter of fiscal 1995. Year-to-date CGE sales for the 26 weeks ended September 30, 1995, were $180.5 million, a $23.7 million or a 5% decrease compared to $204.2 million for the same period a year ago.

         These decreases were due primarily to price reductions as prices for many software products have continued to decline due to industry-wide pricing pressure related to both competitors and vendors pricing.

         The Company serves as a designated reseller for volume licensing and maintenance (VLAM) agreements between certain of its customers and major publishers of microcomputer software. VLAM agreements typically are used by large customers seeking to standardize desktop software applications. For each of the 13 and 26 week periods ended September 30, 1995, sales of software through VLAM agreements represented approximately 30% of total CGE sales, compared to approximately 15% for the same periods last year.

         During the first quarter of fiscal year 1996, the Company consoli-dated the operations of its CGE customer service centers in Issaquah, Washington and Canada to one customer service center in Spokane, Washington. Inside sales representatives and support personnel work out of the customer service center. Outside sales representatives continue to work throughout the U.S. and Canada.

         Retail Sales

         Retail sales of $100.6 million for the second quarter of fiscal year 1996 increased $7.9 million, or 8%, compared to $92.7 million in the second quarter of fiscal year 1995, despite operating 16 fewer stores at September 30, 1995 as compared to October 1, 1994. Comparable retail store sales, which include the August 24 Microsoft Windows 95 launch, increased 20% from last year's second quarter. Sales of Microsoft Windows 95, along with related products which run on Windows 95, contributed $19.5 million to second quarter retail sales.

         Retail sales for the 26 week periods ended September 30, 1995, and October 1, 1994, were $185.3 million and $184.0 million, respec-tively. Year-to-date comparable retail store sales increased 11%.

         The Company introduced its new prototype store in Beaverton, Oregon in the beginning of the second quarter of fiscal 1996. The new store is twice the size of its predecessor and represents a new merchandising approach for the Company. Sales for the Beaverton store for the second quarter of fiscal 1996 increased 61% compared to the second quarter last year.

         Retail Locations

         During the first half of fiscal year 1996, the Company opened two stores, closed eight, relocated one, and operated a total of 163 stores at September 30, 1995. This compares to 179 at the end of the second quarter a year ago.

         Gross margin as a percentage of net sales was 10.3% in the second quarter of fiscal year 1996, compared to 11.5% in the second quarter last year. Gross margin as a percentage of sales was 10.7% for year-to-date fiscal 1996, compared to 11.5% for year-to-date fiscal 1995. During fiscal 1996, gross margin as a percentage of sales has continued to be affected by industry-wide pricing pressure related to both competitors pricing and vendors pricing. The Company's promotion of Microsoft Windows 95 negatively impacted gross margin as a percentage of sales in the second quarter of fiscal 1996.

         Selling, general, and administrative (SG&A) expense was 12.5% of total net sales in the second quarter of fiscal year 1996, compared to 11.1% in the second quarter of fiscal year 1995. The increase in SG&A expense was primarily attributable to $2.7 million ($1.65 million or $0.09 per share, after tax) of relocation, severance, and related costs associated with consolidating the Company s adminis-trative operations formerly located in Issaquah, Washington, to its customer service center in Spokane, Washington. These costs increased SG&A expense as a percentage of sales by 1.4% in the second quarter of fiscal 1996.

         Year-to-date fiscal 1996 SG&A expense as a percentage of total net sales was 12.7% compared to 11.2% for year-to-date fiscal year 1995. In addition to the costs associated with consolidating the Company's administrative operations as discussed above, during the first quarter of fiscal 1996, the Company consolidated its direct response operation, formerly located in Kalispell, Montana, and the remainder of its CGE customer service operations and its credit operations, formerly located in Issaquah, Washington, to its customer service center in Spokane, Washington. The changes were made to improve customer service and reduce costs. Total consolidation costs year-to-date through the second quarter of fiscal 1996 totaled approxi-mately $3.8 million ($2.3 million or $0.13 per share, after tax), or 1% of net sales.

         The Company expects that these changes will result in net expense in fiscal 1996, and net savings in future years due to lower labor rates and occupancy costs.


         FINANCIAL CONDITION

         Cash and short-term investments were $55.9 million at September 30, 1995 compared to $42.6 million at April 1, 1995. The $13.3 million increase was mainly due to a $75.3 million increase in accounts payable, partially offset by a $53.0 million increase in merchandise inventories as presented in the Consolidated Statement of Cash Flows for the 26 week period ended September 30, 1995 on page 3.

         Accounts receivable, net increased from $84.5 million at April 1, 1995 to $87.8 million at September 30, 1995. The increase resulted mainly from increases in vendor rebates and marketing receivables related to the Company's Microsoft Windows 95 promotion.

         Merchandise inventories of $155.9 million at September 30, 1995, increased $53.0 million, or 52%, compared to $102.9 million at April 1, 1995, due primarily to the purchase of Microsoft Windows 95 and related products.

         Accounts payable increased to $180.1 million at September 30, 1995, from $104.4 million at April 1, 1995. The increase was due pri-marily to the increased portion of CGE sales that came from VLAM agreements during the second quarter this year compared to the second quarter last year, as discussed on page 7. Increased sales resulted in an increase in accounts payable without a corresponding increase in merchandise inventory, as VLAM agreements are not inventoried product. In addition, there was an increase in accounts payable for inventoried product, due to the increase in merchandise inventories, as well as, a system conversion and relocation of the Company's administrative operations to Spokane, Washington, which delayed processing of payments to several vendors.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $17.0 million for the 26 weeks ended September 30, 1995, compared to $5.4 million during the same period a year ago. During the second quarter of fiscal 1996, there was a $75.3 million increase in accounts payable, partially offset by a $53.0 million increase in merchandise inventories and a $4.2 million increase in prepaid expenses. For further information, see the Consolidated Statement of Cash Flows for the 26 week periods ended September 30, 1995, and October 1, 1994, on page 3.

         Effective October 1, 1994, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings up to $50 million through 1995. Each bank provides a $25 million line of credit and one bank serves as agent for the agreement. The agree-ment contains a number of covenants, including a restriction on the payment of dividends and certain financial ratio requirements. {The Company was in compliance with all financial covenants and had no outstanding borrowings on September 30, 1995. Need waiver from bank and extension agreement for AA}

         There was no long-term debt outstanding during the first half of fiscal 1996 or fiscal 1995. During the first half of fiscal 1996, working capital requirements and capital expenditures were financed from operations.

         The Company expects that working capital requirements in the fore-seeable future will be satisfied by cash flow from operations and borrowings under these lines of credit. Depending on its rate of growth, the Company may require additional financing, including bank borrowings and further issuances of debt and/or equity securities.

         Part II.  OTHER INFORMATION

         ITEM 1.   Legal Proceedings

               None.

         ITEM 4.   Submission of Matters to a Vote of Security Holders

         The Company held its annual Meeting of Shareholders on August 31, 1995. Richard P. Cooley, Terence M. Strom and Samuel N. Stroum were elected as Class I directors, whose terms expire in 1997. The number of votes cast for election of the above Board of Directors was as follows:

                     Nominee          In Favor     Withheld
                -----------------    ----------    ---------
                Richard P. Cooley    14,671,705     143,196
                Terence M. Strom     14,434,028     470,873
                Samuel N. Stroum     14,782,542     122,359

         The Amendment to the Egghead, Inc. Nonemployee Director Stock Option Plan was approved by a vote of 12,463,882 shares in favor, 2,223,469 shares against and 217,550 shares abstaining. There were no broker nonvotes on this matter.

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

                                           EGGHEAD, INC.
                                           (Registrant)


         Date:  November 13, 1995          /s/ Brian W. Bender
                                           -----------------------------------
                                           Brian W. Bender
                                           Vice President, Chief Financial
                                           Officer (Principal Financial and