Form 10-Q
period 1995-12-30
EGGHEAD INC /WA/
filed 1996-02-13
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, DC. 20549

     FORM 10-Q

     [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the quarterly period from October 1, 1995 to December 30, 1995

                                       or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to ________________


                        Commission File Number  0-16930



                                  EGGHEAD, INC.
             (Exact name of registrant as specified in its charter)

                        Washington                         91-1296187
              (State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization)         Identification Number)

                  22705 East Mission
               Liberty Lake, Washington                       99019
        (Address of principal executive offices)            (Zip Code)

                                 (509) 922-7031
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     YES  X  NO
         ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                       Outstanding at
         Class                                        January 27, 1996
     --------------                                   ----------------
      Common Stock                                       17,543,072
     $.01 par value                                       shares

     PART 1. FINANCIAL INFORMATION

     ITEM 1.  Financial Statements and Supplementary Data
     Refer to Exhibit 28 for the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets
     (Dollars in thousands)
                                                  December 30,   April 1,
                                                      1995         1995
                                                  ------------   --------
                                                        (unaudited)
                        ASSETS

     Current assets:
       Cash and cash equivalents                    $ 16,408     $ 42,592
       Accounts receivable, net of allowance
         for doubtful accounts of $3,422 and
         $4,354, respectively                        101,764       84,514
       Merchandise inventories                       169,581      102,918
       Prepaid expenses and other current assets       8,686        4,045
       Current deferred income taxes                   6,760        6,964
                                                    --------     --------
           Total current assets                      303,199      241,033
                                                    --------     --------
     Property and equipment, net                      30,345       23,365
     Non-current deferred income taxes                 2,918        3,051
     Other assets                                      1,876        2,692
                                                    --------     --------
                                                    $338,338     $270,141
                                                    ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Notes payable to banks                       $      -     $      -
       Accounts payable                              172,975      104,425
       Accrued liabilities                            21,042       17,303
       Income taxes payable                                -          325
       Current portion of capital lease
         obligations                                     262          252
                                                    --------     --------
           Total current liabilities                 194,279      122,305
                                                    --------     --------
     Capital lease obligations, less current
       portion                                           355          106
     Deferred rent                                     1,267        1,314
                                                    --------     --------
           Total liabilities                         195,901      123,725
                                                    --------     --------

     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets, Continued
     (Dollars in thousands)

                                                  December 30,   April 1,
                                                      1995         1995
                                                  ------------   --------
                                                        (unaudited)
        LIABILITIES AND SHAREHOLDERS' EQUITY,
                     CONTINUED

     Commitments and contingencies
     Shareholders' equity:
     Common stock, $.01 par value:  50,000,000
       shares authorized; 17,543,072 and
       17,166,031 shares issued and outstanding,
       respectively                                 $    175          172
     Additional paid-in capital                      124,082      120,572
                                                    --------     --------
     Retained earnings                                18,180       25,672
                                                    --------     --------
           Total shareholders' equity                142,437      146,416
                                                    --------     --------
                                                    $338,338     $270,141
                                                    ========     ========


     See Notes to Consolidated Financial Statements.
     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Statements of Operations
     (Amounts in thousands, except per share data)

                                      13 Weeks Ended      39 Weeks Ended
                                    ------------------  ------------------
                                       (unaudited)          (unaudited)
                                    ------------------  ------------------
                                    December  December  December  December
                                       30,       31,       30,      31,
                                      1995      1994      1995      1994
                                    --------  --------  --------  --------

     Net sales                      $216,364  $254,283  $582,216  $642,442

     Cost of sales, including
       certain buying, occupancy,
       and distribution costs        193,085   222,444   519,933   566,061
                                    --------  --------  --------  --------
     Gross margin                     23,279    31,839    62,283    76,381

     Selling, general, and
       administrative expense         22,808    25,210    69,164    68,461

     Depreciation and amortization
       expense, net of amounts
       included in cost of sales       2,436     2,236     7,228     7,000
                                    --------  --------  --------  --------
     Operating income (loss)          (1,965)    4,393   (14,109)      920

     Theft insurance recovery              0     1,650         0     1,650

     Other income (expense):
       Interest income                   358       168     1,949       506
       Interest expense                  (37)      (16)      (74)      (27)
       Other, net                         84        55      (253)     (206)
                                    --------  --------  --------  --------
     Income (loss) before income
       taxes                          (1,560)    6,250   (12,487)    2,843

     Income tax (provision) benefit      619    (2,437)    4,870    (1,109)
                                    --------  --------  --------  --------
     Net income (loss)              $   (941) $  3,813  $ (7,617) $  1,734
                                    ========  ========  ========  ========
     Earnings (loss) per share      $  (0.05) $   0.22  $  (0.44) $   0.10
                                    ========  ========  ========  ========
     Weighted average common
       shares and common
       equivalent shares
       outstanding                    17,541    17,380    17,401    17,231
                                    ========  ========  ========  ========

     See Notes to Consolidated Financial Statements.
     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
     (Dollars in thousands)
                                                      39 Weeks Ended
                                                 --------------------------
                                                       (unaudited)
                                                 December 30,  December 31,
                                                     1995          1994
                                                 ------------  ------------
     Cash flows from operating activities:
       Net income (loss)                          $  (7,617)    $   1,734
                                                  ----------    ---------
       Adjustments to reconcile net income
         (loss) to net cash provided (used)
         by operating activities:
           Depreciation and amortization              8,355         7,806
           Deferred rent                                (47)           (1)
           Deferred income taxes                        337           702
           Loss on disposition of assets                (39)          235
           Changes in assets and liabilities:
             Accounts receivable, net               (16,890)      (15,774)
             Merchandise inventories                (66,640)      (51,222)
             Prepaid expenses and other current
               assets                                (4,638)          288
             Other assets                               502           257
             Accounts payable                        68,257        58,805
             Accrued liabilities                      3,730         5,117
             Income taxes payable                      (325)          111
                                                  ---------     ---------
                 Total adjustments                   (7,398)        6,324
                                                  ---------     ---------
                 Net cash provided (used) by
                   operating activities             (15,015)        8,058
                                                  ---------     ---------
     Cash flows from investing activities:
       Additions to property and equipment          (14,331)       (9,491)
       Proceeds from sale of equipment                   61            34
                                                  ---------     ---------
                 Net cash used by investing
                   activities                       (14,270)       (9,457)
                                                  ---------     ---------
     Cash flows from financing activities:
       Borrowings on notes payable to banks         103,600             0
       Payments on notes payable to banks          (103,600)            0
       Payments on capital lease obligations           (445)         (221)
       Proceeds from stock issuances                  3,513           286
                                                  ---------     ---------
                 Net cash provided by financing
                   activities                         3,068            65
                                                  ---------     ---------
     Effect of exchange rates on cash                    33           (20)
                                                  ---------     ---------
     Net decrease in cash                           (26,184)       (1,354)
     Cash at beginning of period                     42,592        25,677
                                                  ---------     ---------
     Cash at end of period                        $  16,408     $  24,323
                                                  =========     =========

     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows, Continued
     (Dollars in thousands)
                                                      39 Weeks Ended
                                                 --------------------------
                                                       (unaudited)
                                                 December 30,  December 31,
                                                     1995          1994
                                                 ------------  ------------
     Supplemental disclosures of cash paid:
       Interest                                   $      74     $      27
       Income taxes                               $     334     $     198


     See Notes to Consolidated Financial Statements.

     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Statements of Shareholders' Equity
     (Amounts in thousands)

                                                   Common Stock     Additional
                                                ------------------   Paid-in    Retained
                                                 Shares    Amount    Capital    Earnings   Total
                                                --------  --------  ----------  --------  --------
     Balance, April 2, 1995                       17,166  $    172   $120,572   $ 25,672  $146,416

       Stock issued for cash, pursuant
         to stock option plan                        331        3-      3,224                3,227
       Stock issued for cash, pursuant to
         employee stock purchase plan                 46                  286          -       286
       Stock granted as compensation                                        -                    -
       Translation adjustment                          -         -          -        125       125
       Net loss                                        -         -          -     (7,617)   (7,617)
                                                --------  --------   ---------  --------  --------
     Balance, December 30, 1995                   17,543  $    175   $124,082   $ 18,180  $142,437
                                                ========  ========   =========  ========  ========

     See Notes to Consolidated Financial Statements.

     EGGHEAD, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements
     (Unaudited)

     Note 1 Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended April 1, 1995, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 and 39 week periods ended December 30, 1995, are not necessarily indicative of the results that may be expected for the full year.

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

     Note 4 Earnings (Loss) Per Share

       Per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. The effect of common equivalent shares was not included in computation of the per share amount for the 13 and 39 week periods ended December 30, 1995 and December 31, 1994, because it was anti-dilutive.

     EGGHEAD, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, (continued)
     (Unaudited)

     Note 5 Notes Payable to Banks

       Effective December 8, 1995, the Company entered into a revolving loan agreement with two banks providing for secured borrowings of up to $35.0 million through April 30, 1996. Each bank provides a $17.5 million line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the participating banks rate on certificates of deposit, LIBOR, or prime rate. The borrowings are secured by an interest in the Company s accounts receivable and contract rights. The agreement contains a number of covenants, including a restriction on the payment of dividends and compliance with certain financial ratios. The Company was in compliance with all financial covenants as of December 30, 1995.

     Note 6 Leases

       The Company leases all its retail stores, its corporate, government, and education sales offices, it's distribution facilities in Lancaster, Pennsylvania, Wilmington, Ohio and Sacramento, California, and a portion of the former headquarter facilities in Issaquah, Washington, under operating leases with remaining terms ranging from one to five years. As of December 30, 1995, the future minimum rental payments under these operating leases were as follows (in thousands):

         Fiscal Year
         ----------------------
         1996 (remainder)                       $ 3,136
         1997                                    11,847
         1998                                     8,666
         1999                                     4,813
         2000                                     1,931
         Thereafter                                 842
                                                -------
         Total minimum payments                 $31,235
                                                =======

     Note 7 Theft Insurance Recovery

       A theft insurance recovery of $1.65 million in the third quarter of fiscal 1995 represents settlement of an insurance claim, net of expense, for inventory stolen by members of a multistate shoplifting ring from numerous retail stores during fiscal years 1991, 1992, and 1993.

     ITEM 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition

     GENERAL

       Egghead, Inc. (Egghead or the Company) a personal computer (PC) software and hardware reseller, serves a diverse customer base consisting of businesses, government agencies, educational institutions and individuals. As of December 30, 1995, the Company operated 169 retail stores, an Enterprise Solutions Group (previously, Corporate, Government, Education group) service center for direct sales to corporations, government and educational institutions, and a direct response group.

       Egghead s retail stores offer a broad in-store selection of products at competitive prices, as well as special order capabilities for additional products. On December 30, 1995, the Company operated 169 stores located throughout the United States and Western Canada. The Company employs a knowledgeable sales force to assist customers in selecting software, hardware and related products. The Company is currently operating 12 of its retail stores under a new merchandising format which is approximately twice the size of predecessor stores and are arranged in a more user-friendly format.

       Egghead's Enterprise Solutions Group targets three main types of accounts: corporations, educational institutions, and federal, state and local government agencies. These customers are served by outside sales representatives and inside sales support staff who provide them with competitive prices and individualized service.

       During the quarters ended December 30, 1995 and December 31, 1994, sales to individuals and small business generated by the Company s retail stores and direct response group, accounted for approximately 56% and 54%, respectively, of the Company's total net sales. The remaining net sales were generated by its Enterprise Solutions Group service center.

       Egghead continues to implement changes to turn around the Company and position it for growth in the future. Among these changes are an increase in the number of retail stores operating under the new merchandising format. The customer response to the new format has been positive.

       To remain competitive in new computer and software service areas, in December 1995, Egghead formed ELEKOM, a new subsidiary. ELEKOM, was formed to develop and market electronic commerce applications and services, which link customers and their suppliers. The current product, EleTrade, uses AT&T Network Notes and Lotus Notes to give large organizations an easy-to-use, cost-effective, secure and reliable product ordering and order management system for non-production goods and services. EleTrade allows companies to create customized electronic catalogs with multi-media product information and customer-specific pricing. In January, ELEKOM announced additional enhancements which will automate the internal requisition and approval process. ELEKOM is pursuing further enhancements which may create better asset/inventory management and allow electronic software distribution.

       Over the past twelve months, as part of a long-term growth strategy, Egghead consolidated various operations into its customer service center in Spokane, Washington. During year-to-date fiscal 1996, the Company has relocated its direct response operation, formerly in Kalispell, Montana, and the remainder of its ESG customer service operations and its administrative operations, both previously located in Issaquah, Washington. The relocation, severance and related costs are included as incurred in the fiscal 1996 results. Total consolidation costs year-to-date through the third quarter of fiscal 1996 were approximately $4.3 million ($2.6 million or $0.15 per share, after tax) or 0.4% of net sales. The Company implemented these changes to improve customer service and reduce future operating costs. Management expects these changes will results in net expense in fiscal 1996 and net savings in future years due to lower labor rate and occupancy costs.

       The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31st of each year. Each fiscal quarter consists of 13 weeks. All references herein to fiscal year 1996 and 1995 relate to fiscal years ended March 30, 1996 and April 1, 1995, respectively.

     RESULTS OF OPERATIONS

     Overview

       Egghead reported a net loss of $941,000 for the quarter ended December 30, 1995 compared to net income of $3.8 million for the quarter ended December 31, 1994. The decrease in net income is primarily due to a decrease in sales and a decline in the gross margin as a percentage of sales. The prior year third quarter net income also included a one-time theft insurance recovery of $1.65 million, pre-tax, related to inventory stolen from retail stores in prior years. Earnings (loss) per share for the third quarters of fiscal 1996 and 1995 were $(0.05) and $0.22, respectively.

       Year-to-date, Egghead incurred a net loss of $7.6 million for the 39 weeks ended December 30, 1995 compared to net income of $1.7 million for the 39 weeks ended December 31, 1994. Earnings (loss) per share for year-to-date fiscal 1996 and 1995 were $(0.44) and $0.10, respectively. The decrease in year-to-date fiscal 1996 net income was primarily due to a decrease in sales and a decline in the gross margin as a percentage of sales. In addition, relocation, severance and related costs associated with consolidating the Company s administrative operations formerly located in Issaquah, the direct response operations, formerly located in Kalispell and the remainder of its ESG customer service operations to its customer service center in Spokane are included in selling, general and administrative (SG&A) expense. Total consolidation costs year-to-date as of December 30, 1995 were approximately $4.3 million ($2.6 million or $0.15 per share, after tax) or 0.4% of net sales. Management expects these changes will improve customer service and reduce future operating costs. See "Management s Discussion and Analysis - General."

     Percentage of Sales Data

       The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                           Percentage of Net Sales
                                    --------------------------------------
                                      Third Quarter        Year to Date
                                      13 Weeks Ended      39 Weeks Ended
                                    ------------------  ------------------
                                    Dec. 30,  Dec. 31,  Dec. 30,  Dec. 31,
                                      1995      1994      1995      1994
                                    --------  --------  --------  --------

     Net sales                       100.0%    100.0%    100.0%    100.0%
     Cost of sales, including
       certain buying, occupancy,
       and distribution costs         89.2      87.5      89.3      88.1
     Gross margin                     10.8      12.5      10.7      11.9
     Selling, general, and
       administrative expense         10.5       9.9      11.9      10.7
     Depreciation and amortization
      expense, net of amounts
      included in cost of sales        1.1       0.9       1.2       1.1
     Operating income (loss)          (0.9)      1.7      (2.4)      0.1
     Income (loss) before income
       taxes                          (0.7)      2.5      (2.1)      0.5
     Income tax (provision)
      benefit                          0.3      (1.0)      0.8      (0.2)
     Net income (loss)                (0.4)      1.5      (1.3)      0.3

     NET SALES

     General

       Net sales of $216.4 million for the 13 week period ended December 30, 1995, were $37.9 million, or 14.9% less than net sales of $254.3 million for the 13 week period ended December 31, 1994.

       Year-to-date sales of $582.2 million for the 39 week period ended December 30, 1995, decreased $60.2 million, or 9.4%, from net sales of $642.4 million for the comparable period ended December 31, 1994.

       The retail operations generated 56% of total net sales during the third quarter of fiscal 1996, with the remaining 44% generated by the ESG group. This compares to 54% generated by retail operations and 46% by the ESG group in the third quarter of fiscal 1995.

       Fiscal year 1996 year-to-date total net sales were comprised of approximately 53% from retail operations and 47% from the ESG group. Year-to-date fiscal 1995, retail and ESG operations each generated 50% of the total net sales.

     RETAIL SALES

       Retail sales of $121.7 million for the third quarter of fiscal 1996 reflects a decrease of 11.7% over third quarter fiscal 1995 retail sales of $137.9 million. Comparable retail store sales decreased 6.6% from last year s third quarter. The decline in comparable store sales was attributable to a poor holiday season for retail and significant disruptions as a result of relocating the Company s merchandising and advertising departments, as well as its Sacramento distribution center.

       Retail sales for the 39 week periods ended December 30, 1995 and December 31, 1994, were $307.0 million and $321.8 million, respectively. Year-to-date comparable retail store sales increased 2.9%.

       The Company introduced its new prototype store in Beaverton, Oregon in the beginning of the second quarter of fiscal 1996. The new store is approximately twice the size of its predecessor and represents a new merchandising approach for the Company. During the third quarter, Egghead rolled out 11 new format stores on replacement or new sites, for a total of 12 new format stores in operation to date.

       Year-to-date in fiscal 1996, the Company opened eight new stores, relocated or significantly remodeled six stores, closed eight stores, and operated a total of 169 stores at December 30, 1995. This compares to 177 at the end of the third quarter a year ago. Management evaluates, as an ordinary course of business, the performance of individual stores and makes changes in store format, location and status accordingly. Management is encouraged by the public s response to the recently implemented new store format and will continue to evaluate the potential to modify additional stores to this arrangement.

     ENTERPRISE SOLUTIONS GROUP SALES

       Enterprise Solutions Group sales of $94.7 million in the third quarter of fiscal 1996 decreased $21.7 million, or 18.6%, compared to $116.4 million in the third quarter of fiscal 1995. Year-to-date ESG sales for the 39 weeks ended December 30, 1995, were $275.2 million, a $45.4 million or a 14.1% decrease compared to $320.6 million for the same period a year ago.

       These decreases were primarily due to price reductions as prices for many software products have continued to decline due to industry-wide pricing pressure related to both competitors and vendors pricing.

       The Company serves as a designated reseller for volume licensing and maintenance (VLAM) agreements between certain of its customers and major publishers of microcomputer software. VLAM agreements typically are used by large customers seeking to standardize desktop software applications. For each of the 13 and 39 week periods ended December 30, 1995, sales of software through VLAM agreements represented approximately 30% and 31% , respectively, of total Enterprise Solutions Group sales, compared to approximately 22% and 17%, respectively, for the same periods last year.

       During the first quarter of fiscal year 1996, the Company consolidated the operations of its Enterprise Solutions Group customer service centers in Issaquah and Canada to one customer service center in Spokane. Inside sales representatives and support personnel work out of the customer service center. Outside sales representatives continue to work throughout the U.S. and Canada.

     Gross Margin

       Gross margin as a percentage of net sales was 10.8% in the third quarter of fiscal year 1996, compared to 12.5% in the third quarter last year. Gross margin as a percentage of sales was 10.7% for year-to-date fiscal 1996, compared to 11.9% for year-to-date fiscal 1995. During fiscal 1996, gross margin as a percentage of sales has continued to be affected by industry-wide pricing pressure related to both competitors pricing and vendors pricing. The Company s promotion of Microsoft Windows 95 negatively impacted gross margin as a percentage of sales for year-to-date fiscal 1996.

     Selling, General and Administrative Expense

       SG&A expense was $22.8 million or 10.5% of total net sales in the third quarter of fiscal year 1996, compared to $25.2 million or 9.9% in the third quarter of fiscal year 1995.

       Year-to-date fiscal 1996 SG&A expense was $69.2 million or 11.9% of total net sales compared to $68.5 million or 10.7% for year-to-date fiscal year 1995. Included in the year-to-date SG&A expenses are relocation, severance and related costs associated with consolidating the Company s administrative operations formerly located in Issaquah, the direct response operations, formerly located in Kalispell and the remainder of its ESG customer service operations to its customer service center in Spokane. Total consolidation costs year-to-date as of December 30, 1995 were approximately $4.3 million ($2.6 million or $0.15 per share, after tax) or 0.4% of net sales. Management expects these changes will improve customer service and reduce future operating costs. See "Management s Discussion and Analysis - General."


     FINANCIAL CONDITION
     -------------------
       Cash and short-term investments were $16.4 million at December 30, 1995 compared to $42.6 million at April 1, 1995. The $26.2 million decrease was due to the net loss from operations of $7.6 million, as well as an increase in merchandise inventories of $66.7 million and an increase in accounts receivable of $17.3 million. These increases were partially offset by an increase in accounts payable of $68.6 million. The changes in merchandise inventories and accounts payable reflect expected increases related to the holiday season.

       Accounts receivable, net increased from $84.5 million at April 1, 1995 to $101.8 million at December 30, 1995. The increase relates to increased holiday season sales.

       Merchandise inventories of $169.6 million at December 30, 1995, increased $66.7 million, or 65%, compared to $102.9 million at April 1, 1995, due primarily to an increase in inventory levels for the holiday selling season.

       Accounts payable increased to $173.0 million at December 30, 1995, from $104.4 million at April 1, 1995. The increase in accounts payable was primarily due to an increase in inventory levels in anticipation of the holiday sales season. The increase was also due to an increase in sales of VLAM agreements during the third quarter this year compared to the second quarter last year. See "-Net
       Sales - Enterprise Solutions Group Sales." Increased VLAM sales result in an increase in accounts payable without a corresponding increase in merchandise inventory, as VLAM agreements are not inventoried product.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
       Net cash used by operating activities was $15.0 million for the 39 weeks ended December 30, 1995, compared net cash provided of $8.1 million during the same period a year ago. During the third quarter of fiscal 1996, there was a $68.3 million increase in accounts payable, partially offset by a $66.6 million increase in merchandise inventories and a $4.6 million increase in prepaid expenses. For further information, see the Consolidated Statement of Cash Flows for the 39 week periods ended December 30, 1995 and December 31, 1994.

       Effective December 8, 1995, the Company entered into a revolving loan agreement with two banks providing for secured borrowings of up to $35.0 million through April 30, 1996. Each bank provides a $17.5 million line of credit and one bank serves as agent for the agreement. The Company may elect interest rates on the notes based on the participating banks rate on certificates of deposit, LIBOR, or prime rate. The borrowings are secured by an interest in the Company s accounts receivable and contract rights. The agreement contains a number of covenants, including a restriction on the payment of dividends and compliance with certain financial ratios. The Company was in compliance with all financial covenants as of December 30, 1995. There were no borrowings outstanding on these lines of credit at December 30, 1995.

       The Company expects that working capital requirements in the foreseeable future will be satisfied by cash flow from operations and borrowings under these lines of credit. Depending on its rate of growth, the Company may require additional financing, including bank borrowings and further issuances of debt and/or equity.

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

                                         EGGHEAD, INC.
                                         (Registrant)




     Date:  February 8, 1996             /s/ Brian W. Bender
                                         -------------------------------
                                         Brian W. Bender
                                         Vice President, Chief Financial
                                         Officer (Principal Financial
                                           and Accounting Officer)