Form 10-K
period 1996-03-30
EGGHEAD INC /WA/
filed 1996-07-05
CIK 832320

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

              THIS DOCUMENT IS A COPY OF THE REGISTRANT'S FORM 10-K
          FOR FISCAL YEAR ENDED MARCH 30, 1996 FILED ON JUNE 28, 1996
             PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- - ---
    EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1996
                                          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- - ---
    EXCHANGE ACT OF 1934 For the transition period from         to
                                                        --------   --------

                            Commission file number 0-16930
                                                   -------

                                    EGGHEAD, INC.
                                    -------------
                (Exact name of registrant as specified in its charter)

WASHINGTON                                                 91-1296187
- - ----------                                                 ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

EAST 22705 MISSION
LIBERTY LAKE, WASHINGTON                                   99019
- - ------------------------                                   -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (509) 922-7031
                                                   ---------------
Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                           -----
Securities registered pursuant to
Section 12(g) of the Act:  COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X    NO
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
              ------

To the best of Egghead, Inc.'s knowledge, the aggregate market value of the voting stock held by non-affiliates of the registrant at April 29, 1996 was $116,838,370.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                                            OUTSTANDING AT
         CLASS                                              APRIL 29, 1996
         -----                                              --------------
    Common Stock, $.01 par value                           17,548,606 shares


                         DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's definitive Proxy Statement relating to the Company's 1996 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Form 10-K.

                                 PAGE 1 OF [  ] PAGES
                           EXHIBIT INDEX APPEARS ON PAGE 42

                                     EGGHEAD, INC.

                                  TABLE OF CONTENTS



                                                                            Page
                                                                            ----

                                        PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 11


                                       PART II

Item 5.  Market for the Registrant's Common Equity and Related Share-
         holder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . 16
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . 24
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . 40


                                       PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . . 41
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 41
Item 12. Security Ownership of Certain Beneficial Owners and
         Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . 41
Item 13. Certain Relationships and Related Transactions. . . . . . . . . . 41


                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

                                        PART I

ITEM 1.  BUSINESS

    GENERAL

    Egghead, Inc. (Egghead or the Company), a reseller of personal computer
    (PC) software, hardware, and related products, serves small businesses and individuals through retail outlets and mail order. As of March 30, 1996, the Company operated 164 retail stores, a direct response group, and Elekom Corporation (ELEKOM), all of which are included in continuing operations.

    The Company has also historically served corporate, governmental, and educational customers through its corporate, government, and education
    (CGE) division. On March 25, 1996, the Company announced the sale of the CGE Division to Software Spectrum, Inc. (SSI), a Texas corporation, for $45.0 million in cash which did not include the CGE division's receivables and inventory that Egghead is liquidating in an orderly manner, all of which are expected to result in total gross cash proceeds of approximately $90.0 million. The sale, which was effective, May 13, 1996 included a Fulfillment Agreement relating to the provision by Egghead to SSI of certain support services for a period not to exceed 120 days and a Call Center Lease detailing the lease for a period of three years of a portion of Egghead's Spokane facility to SSI. (Exhibits on Form 8-K filed May 23). Information contained in this filing excludes, unless otherwise stated, any data relative to the discontinued operations of the CGE division.

    Egghead, a Washington corporation, was incorporated in 1988 and is the successor to a corporation which was incorporated in Washington in 1984. Egghead is the parent company of DJ&J Software Corporation, Eggspert Software, Ltd. (Eggspert), EH Direct, Inc., Egghead International, Inc. (Egghead International) and ELEKOM. Eggspert and Egghead International became inactive subsidiaries on May 13, 1996 following the sale of the CGE division to SSI. Unless the context indicates otherwise, references to "the Company" and "Egghead" include Egghead and its subsidiaries.
    Operating results of Eggspert and Egghead International are included in discontinued operations. See Note 8 of Notes to the Consolidated Financial Statements.

    Egghead's retail stores offer a broad in-store selection of products at competitive prices, as well as special order capabilities for additional products. The Company employs a knowledgeable sales force to assist customers in selecting software, hardware, and related products. At fiscal year end, the Company was operating 19 of its retail stores under a new merchandising format which is approximately twice the size of original stores and is arranged in a more user-friendly format. The performance of these new stores has been mixed and management continues to evaluate results while refining the format. While assessing the overall contribution of the new merchandising format, management intends to open six new stores. Pending such evaluation and refinement of the new format, the Company does not intend to open more than the six new stores.

    In December 1995, Egghead formed ELEKOM, a new subsidiary. ELEKOM was formed to develop electronic commerce applications and services which link customers and their suppliers. EleTrade, a product being developed by ELEKOM, uses Lotus Notes and other notes networks to provide large organizations an easy-to-use, cost-effective, secure and reliable product ordering and order management system for non-production goods and services. EleTrade allows companies to create customized electronic catalogs with multi-media product information and customer-specific pricing. ELEKOM is also developing additional enhancements which will automate the internal requisition and approval process and which may create better asset/inventory management and allow electronic software distribution. ELEKOM, a development stage company, incurred selling, general and administrative costs of approximately $1.1 million in fiscal 1996 and is not expected to make significant sales or distribution of products in fiscal year 1997.


    MARKET OVERVIEW

    The software industry is undergoing a noticeable degree of consolidation as large software publishers acquire either other software publishers or complete software product lines. Smaller software publishers are attempting to concentrate on specialized products in limited markets. Software resellers are also merging with or acquiring other software resellers.

    Both businesses and individual consumers have shown an increasing preference for integrated software packages which combine word processing, spreadsheet, presentation, and database software. These integrated packages are appealing to the consumer for several reasons. The purchase cost of an integrated software package is lower than the individual components purchased separately. In addition, integration reduces some of the complexity and learning time involved in using software. Integrated software packages also help standardize the computing environment for local area networks, which are becoming more common in the business world. This shift toward integration and standardization is viewed by many companies as a way to significantly reduce the cost of supporting PC applications in their organizations.

    Prices of microprocessor chips continue to fall due to increased competition among computer chip manufacturers, and the introduction of newer, faster microprocessor chips. The decrease in microprocessor chip prices has forced PC prices down, resulting in increased sales of PCs to businesses and individual consumers. Sales of home computers, especially those equipped for multimedia, have increased dramatically as consumers begin to use PCs for a variety of uses such as telecommuting, home productivity, entertainment, communications, and education.

    Price performance improvements in microcomputer hardware and the availability of CD-ROM technology have a dramatic impact on the retail segment of the market. Sales of PC hardware accessories, such as hard drives and modems, have increased as consumers enhance their PCs. Multimedia capability has enabled home users to more effectively use microcomputers for educational and entertainment purposes.

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

    PRODUCTS AND SERVICES

    Egghead resells PC software, hardware and related products, computer-related magazines and books, tutorials, and selected peripheral devices and accessories. Egghead has approximately 2,000 software products (including both IBM-Registered Trademark--compatible and Apple-Registered Trademark-Macintosh-Registered Trademark- software) and other products in its retail stores, and thousands more available through 1-800-EGGHEAD's special order service.

    The Company offers a broad array of customer support services to assist customers in the selection and administration of their software purchases, including the following:

         CUSTOM UPDATES AND EGGSTRAS (CUE-SM-) PROGRAM - a preferred customer membership program providing discounts and other benefits in the retail stores and direct response. CUE-SM- also provides the Company with a valuable database of customers, their PC equipment profiles, and a history of their software purchases.

         COMPUTER SELECT - a CD-ROM-based system updated monthly with information on most software and hardware products. Articles can be obtained from all major personal computer publications and sent to customers as requested.

         INTERNET SITE - Egghead now maintains a site on the internet for information, customer support, and product sales. Egghead's page can be found at http://www.egghead.com. The site allows Egghead to reach customers through a new medium as an expanding consumer base purchases hardware and/or software that allows Internet access. The site uses the new merchandising format to display SKUs in a manner similar to the new format Egghead retail stores. Egghead plans to begin offering electronic delivery of software in the second quarter of 1997.

         1-800-EGGHEAD - Egghead maintains a direct response unit which processes all telephone and mail orders. These orders are solicited through catalog distribution. Catalogs have been redesigned to use the merchandising format found in Egghead's new retail stores. 1-800-EGGHEAD also provides customer service for the 164 stores, as well as store referral to callers who would like to try a product. 1-800-EGGHEAD also allows customers access to products not available through retail outlets by offering a special order service.

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

    Egghead's primary advertising medium is direct mail, which is used to target the highly identifiable segment of the population which owns and/or uses computers. In addition to a database of more than 3 million of its CUE customers, Egghead sends regular direct mail product promotions to purchased lists of computer owners. The Company also uses both local and national newspapers. Catalogs are designed to reflect the same layout as customers will find in Egghead's new format retail stores. These catalogs are updated and distributed throughout the year.

    Egghead has entered into cooperative advertising and other promotional and market development fund agreements with numerous manufacturers and distributors. The funds obtained through these agreements assist the Company in achieving high visibility in the marketplace.

    CUSTOMERS

    Egghead has a diverse customer base comprised primarily of individuals and small businesses and uses specific marketing strategies to target different customer segments.

    RETAIL OPERATIONS

    Egghead's retail stores are designed to provide a pleasant shopping environment for walk-in customers, primarily individuals, who purchase PC software and hardware products for their personal use and/or for use in a small business. A knowledgeable sales force offers solutions-oriented assistance to customers selecting software, hardware, and related products.

    Egghead's retail stores offer customers competitive prices, a wide selection of products, excellent service, and convenient store locations. In addition to stocking approximately 2,000 SKUs in the retail stores, Egghead customers have access to thousands more through 1-800-EGGHEAD's special order service. The Company also stocks selected PC hardware products, computer-related magazines and books, tutorials, and selected peripheral devices and accessories. Egghead also provides installation services in most of its stores.

    During fiscal 1996, the Company introduced 19 stores based on a new merchandising format which is approximately twice the size of older format stores and is arranged in a more user-friendly environment. The performance of these new stores has been mixed and management continues to evaluate results while refining the format. While assessing the overall contribution of the new merchandising format, management intends to open six new stores. Pending such evaluation and refinement of the new format, the Company does not intend to open more than the six new stores. The balance of the Egghead stores contain approximately 2,500 square feet of retail selling space. Most stores are located in strip shopping centers. Store locations are researched and chosen to be in areas with high distribution of personal computers, high population density, and high mean income levels. Egghead provides in-store demonstration of software, with most stores having personal computers available for use by customers in evaluating software in the stores.

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

    Egghead conducts business with major vendors including Microsoft and Western Digital. In fiscal years 1996 and 1995, sales derived from software programs supplied by Microsoft, Egghead's largest vendor, represented approximately 18% and 15% of total net sales, respectively.

    Egghead has certain exchange and return privileges with many of its vendors, which typically include time, volume, and other limitations. These exchange and return privileges allow the Company to reduce the risk of loss resulting from obsolete and defective merchandise.

    SUPPLY AND DEMAND FOR COMPUTER SOFTWARE, HARDWARE AND RELATED SUPPLIES

    Sales by Egghead and other similar resellers are dependent upon the continued purchase and expanded use of home and home office personal computers, as well as the continued development of personal computer software. A long-term decline in the purchase or use of home or home office personal computers, or an interruption in the continued development of personal computer software, would have a material adverse effect on the Company's results of operations and financial position.

    DISTRIBUTION

    Most inventory that Egghead purchases is received in one of the Company's distribution facilities before it is sent to a customer or to a retail store. Some products are sent directly from vendors or distributors to stores or customers. The Company's distribution facilities also process most returned merchandise. The Company leases a 138,000 square foot facility in Sacramento, California and a 125,000 square foot facility in Lancaster, Pennsylvania.

    The manner in which microcomputer software products are sold and distributed is changing rapidly. Other methods of distribution, such as electronic software distribution could have an impact on how the Company distributes products in the future.

    COMPETITION

    The business of selling microcomputer software and hardware is intensely competitive. The Company currently competes with other "direct sales" organizations, other software retailers, computer and office superstores, consumer electronic superstores, mass merchandisers, direct response companies, computer manufacturers, and software publishers that sell directly to end-users through traditional and electronic methods of distribution.

    Other software retail competitors include mall-based stores such as Electronics Boutique, Babbages, and Software Etc.

    Computer and office superstores, such as CompUSA, Computer City, Micro Center, and Office Depot provide significant competition for Egghead's retail stores in the markets in which they are located. These stores are very price competitive. Computer superstores typically offer a wide product selection, while office superstores have a more limited selection. Large computer superstores, like Computer City, offer on-site installation of software and hardware upgrades. Some superstores also offer training and technical services.

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

    Direct response businesses, such as MicroWarehouse, Programmers Paradise, and PC Connection, are another important channel for software sales. MicroWarehouse sells their products internationally, and has experienced significant growth in international markets.

    Many superstores and computer manufacturers sell PCs to consumers with custom-installed hardware and pre-loaded software. This bundling of products is very convenient for the consumer, and eliminates many of the technical difficulties involved with the installation of software or hardware.

    Software publishers continue to directly market and sell to end-users. It is also becoming more common for software publishers to distribute software over electronic communications networks. Such networks provide the convenience of allowing the customer to purchase software products directly from their home or office. However, distribution directly by a publisher does not provide the customer with a broad selection, personal assistance from the sales force, or a full demonstration of the product prior to purchase. There has also been a continuing trend of software publishers offering new software products at deeply discounted introductory prices.

    Because the microcomputer software market is very competitive, software resellers typically have low gross margins and operating income as a percentage of sales. Therefore, the Company's profitability is highly dependent upon effective internal operating and cost control and the ability to adapt quickly and efficiently to changes in industry trends.

    EMPLOYEES

    At March 30, 1996, Egghead had approximately 2,300 employees, (including temporary employees) consisting of approximately 1,800 retail personnel (including direct response), 200 distribution center employees, and 300 headquarters personnel. Employees are not represented by a collective bargaining unit.

    TRADEMARKS AND TRADENAMES

    "EGGHEAD-Registered Trademark-", "EGGHEAD DISCOUNT SOFTWARE-Registered Trademark-", "EGG CARTON-Registered Trademark-", "EGGSPERT-Registered Trademark-", the "PROFESSOR EGGHEAD-Registered Trademark-" design, and "EGGCESSORIES-Registered Trademark-", are registered in the United States Patent and Trademark Office as service marks or trademarks of the Company. The Company also does business under the trade names "Egghead Software", "Egghead Discount Software", and "Mac's Place at Egghead." In addition, the Company is the owner of a number of common law trademarks and service marks, including "SOFTWARE ASSET MANAGEMENT-SM-", "SAM-SM-", "CUE-SM-", "EGGHEAD-Registered Trademark- EXPRESS-TM-", "ELEKOM-TM-", "EleTrade-TM-", and certain "EGG" combination words, "MAC'S PLACE-SM-," and "MAC'S PLACE AT EGGHEAD-SM-." The Company believes the strength of its trademarks and service marks benefits its business and intends to continue to protect and promote its registered and common law trademarks and service marks.

    ENVIRONMENTAL LAWS

    Compliance with federal, state, and local laws enacted for protection of the environment has had no material effect upon Egghead's capital expenditures, earnings, or competitive position. The Company does not anticipate any material adverse effects in the future based on the nature of its operations and the current focus of such laws.

ITEM 2.  PROPERTIES

    At March 30, 1996, Egghead operated 164 retail stores in 30 states and the District of Columbia. Most of the Company's stores are located in strip shopping centers to provide customers convenient access. The Company has not opened, nor does it intend to open, retail stores on a franchise basis. As of March 30, 1996, the Company's retail stores were located as follows:


                                            Number of
                                            Retail
                   Location                 Outlets
                   --------                 -------
                   Arizona                      3
                   California                  42
                   Colorado                     4
                   Connecticut                  2
                   District of Columbia         3
                   Florida                      3
                   Georgia                      1
                   Idaho                        1
                   Illinois                    15
                   Indiana                      2
                   Kansas                       1
                   Maryland                     6
                   Massachusetts                8
                   Michigan                     5
                   Minnesota                    4
                   Missouri                     2
                   New Jersey                   7
                   New Mexico                   1
                   New York                    10
                   Nevada                       2
                   North Carolina               4
                   Ohio                         4
                   Oklahoma                     1
                   Oregon                       4
                   Pennsylvania                 5
                   Tennessee                    1
                   Texas                        4
                   Utah                         1
                   Virginia                     7
                   Washington                   9
                   Wisconsin                    2
                                              ---
                         Total                164
                                              ---
                                              ---

    The Company leases 163 of its retail stores under leases expiring from fiscal 1997 to fiscal 2001. The Company expects those leases with terms expiring during fiscal year 1997 could be renewed under substantially similar terms. Substantially all of the Company's leases provide for a minimum monthly rent that is either constant or adjusts periodically throughout the lease term, including renewal periods.

    The Company leases its distribution facilities in Lancaster, Pennsylvania and Sacramento, California; and an additional storage facility in Kent, Washington. The Company has a lease for a distribution facility in Wilmington, Ohio. The distribution from this facility will be discontinued following the CGE sale and management will attempt to sublease the facility. The lease terms on the Company's distribution facilities expire from fiscal 1998 to fiscal 2000, with renewal options available.

    The Company owns its administrative headquarters building in Spokane, Washington, its retail store in Issaquah, Washington and an office building in Kalispell, Montana. Approximately 51% of the Spokane facility is being leased to SSI pursuant to the Call Center Lease agreement entered into by Egghead and SSI in connection with the sale of the CGE division. The lease has a three year term with an option for renewal. The Company's direct response operation, 1-800-EGGHEAD is located in the Spokane, Washington building. The Company plans to sell or lease the building in Kalispell.

    See Note 4 of Notes to Consolidated Financial Statements for additional information about the Company's leases.

ITEM 3.  LEGAL PROCEEDINGS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders in the fourth quarter of fiscal 1996.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED  SHAREHOLDER
MATTERS

    MARKET AND MARKET PRICE FOR COMMON STOCK

    Egghead's common stock, $0.01 par value, is traded over the counter under the symbol EGGS and is quoted as part of the Nasdaq National Market System.

    The closing market prices per share of the Company's common stock during the fiscal years ended April 1, 1995, and March 30, 1996 are set forth below. The prices reflect last sale prices as reported by Nasdaq National Market System.

                                                  High            Low
                                                  ----            ---

         Quarter ended July 2, 1994              $8.76          $6.81
         Quarter ended October 1, 1994            7.63           6.19
         Quarter ended December 31, 1994         11.81           7.00
         Quarter ended April 1, 1995             11.75           8.50

         Quarter ended July 1, 1995             $13.38          $8.88
         Quarter ended September 30, 1995        13.75           7.88
         Quarter ended December 30, 1995          8.75           5.88
         Quarter ended March 30, 1996            10.69           5.13

    HOLDERS

    The approximate number of holders of record of Egghead's common stock as recorded on the books of Egghead's Registrar and Transfer Agent as of April 29, 1996, was 1,227.

    DIVIDENDS

    The Company has never paid cash dividends on its capital stock and does not plan to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Statement of Operations Data (1):


                                                                          Fiscal Year
                                                                          -----------
                                               1996           1995           1994           1993           1992
                                             ---------      ---------      ---------      ---------      ---------
                                                                     (Dollars in thousands,
                                                                     except per share data)
CONSOLIDATED STATEMENTS OF
    OPERATIONS DATA:
    Net sales                                $ 403,841      $ 434,021      $ 373,510      $ 321,566      $ 288,385
    Cost of sales, including certain
         buying, occupancy, and
         distribution costs                    357,373        380,428        322,210        270,266        230,724
                                             ---------      ---------      ---------      ---------      ---------
    Gross margin                                46,468         53,593         51,300         51,300         57,661

    Selling, general, and
         administrative expense                 59,639         53,895         56,096         48,249         51,071
    Depreciation and amortization
         expense, net of amounts
         included in cost of sales               7,449          7,363          7,603          6,089          4,545
    Provision for restructuring costs                -              -              -            858             16
    Provision for shareholder litigation             -              -          1,200              -              -
                                             ---------      ---------      ---------      ---------      ---------

    Operating income (loss)                    (20,620)        (7,665)       (13,599)        (3,896)         2,029

    Theft insurance recovery                         -          1,650              -              -              -

    Other (expense) income:

         Interest expense                          (77)           (39)           (82)          (248)          (342)
         Interest income                         2,232            761            353            290            515
         Other, net                                314           (104)          (372)          (531)          (110)
                                             ---------      ---------      ---------      ---------      ---------
    Income (loss) from continuing
         operations before
         income taxes                          (18,151)        (5,397)       (13,700)        (4,385)         2,092
    Income tax benefit/(provision)               7,030          2,106          5,343          1,711           (795)
                                             ---------      ---------      ---------      ---------      ---------
    Income (loss) from continuing
         operations                            (11,121)        (3,291)        (8,357)        (2,674)         1,297

    Income from discontinued
         operations, net of tax                    376          5,959          7,843          9,604         14,416
                                             ---------      ---------      ---------      ---------      ---------

    Net income (loss)                        $ (10,745)     $   2,668      $    (514)     $   6,930      $  15,713
                                             ---------      ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------      ---------

    Earnings (loss) per share:

    Continuing operations                    $   (0.64)     $   (0.19)     $   (0.49)     $   (0.15)     $    0.07
    Discontinued operations                  $    0.02      $    0.34      $    0.46      $    0.56      $    0.83
                                             ---------      ---------      ---------      ---------      ---------


    Net income (loss) per share              $   (0.62)     $    0.15      $   (0.03)     $    0.41      $    0.90
                                             ---------      ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------      ---------



(1) All amounts reflect the CGE activities as discontinued operations.

NOTE:    Fiscal year 1993 had 53 weeks.  All other fiscal years presented had
52 weeks.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                          Fiscal Year
                                                                          -----------
                                               1996           1995           1994           1993           1992
                                             ---------      ---------      ---------      ---------      ---------
                                                                     (Dollars in thousands)
OPERATING DATA:
    Number of retail stores:
         Open at end of period                     164            169            189            205            182
         Opened during period                       10              -              3             33              5
         Closed during period                       15             20             19             10             10
         Weighted average number open
              during period (1)                    166            178            197            195            182


BALANCE SHEET DATA:
    Total assets                               281,555        270,141        256,010        263,216        235,349
    Bank loans                                                      -              -              -              -              -
    Long-term debt                                   -              -              -              -              -
    Shareholders' equity                       139,269        146,416        143,416        142,990        135,233



    (1) Calculated by dividing the total number of store months open during the period by 12.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Selected financial data for each quarter of fiscal years 1996 and 1995 follows (in millions, except per share data). Each quarter consists of 13 weeks

CONTINUING OPERATIONS


                                    First Quarter          Second Quarter          Third Quarter           Fourth Quarter
                                  ----------------        ----------------        ----------------        ----------------
                                  1996        1995        1996        1995        1996        1995        1996        1995
                                 ------      ------      ------      ------      ------      ------      ------      ------
Net sales                        $ 84.7      $ 91.3      $100.6      $ 92.7      $121.7      $137.8       $96.8      $112.2
Gross margin                       10.0         9.9        11.2        10.9        14.5        18.9        10.8        13.9
Selling, general, and
 administrative expense            14.3        13.0        15.3        12.5        14.9        15.4        15.2        13.0
Operating income (loss)            (6.1)       (5.2)       (5.9)       (3.6)       (2.2)        1.8        (6.4)       (0.7)
Theft insurance recovery              -           -           -           -           -         1.7           -           -
Income (loss) from
  continuing operations
  before income taxes              (5.4)       (5.0)       (5.0)       (3.8)       (1.8)        3.8        (6.0)       (0.4)
Income (loss) from
  continuing
  operations                       (3.3)       (3.1)       (3.0)       (2.3)       (1.1)        2.3        (3.7)       (0.2)

Earnings (loss) per share
  from continuing
  operations                     $(0.19)     $(0.18)     $(0.17)     $(0.13)     $(0.06)      $0.13      $(0.21)     $(0.01)


DISCONTINUED OPERATIONS

Financial data for the CGE division for each quarter follows. This division was sold May 13, 1996 and is reported as discontinued operations in the consolidated financial statements included in this filing.



                                    First Quarter          Second Quarter          Third Quarter           Fourth Quarter
                                  ----------------        ----------------        ----------------        ----------------
                                  1996        1995        1996        1995        1996        1995        1996        1995
                                 ------      ------      ------      ------      ------      ------      ------      ------
Net sales                        $ 90.0     $ 102.6       $90.6      $101.6      $ 94.7      $116.4       $88.0      $107.9
Gross margin                        9.3        12.3         8.6        11.5         8.8        12.9        10.1        11.8
Selling, general, and
 administrative expense             8.2         8.7         8.6         9.0         8.0         9.8         8.6         9.3
Operating income (loss)             0.4         3.2        (0.6)        2.1         0.2        (0.1)        0.9         1.9
Income (loss) before income
   taxes                            0.2         3.2        (0.8)        2.2         0.3         2.6         0.9         1.9
Income (loss) from
  discontinued operations,
  net of tax                        0.1         2.0        (0.5)        1.3         0.2         1.5         0.6         1.2

Earnings (loss) per share
  from discontinued
  operations                       0.01        0.12       (0.03)       0.08        0.01        0.09        0.03        0.07



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

    Egghead, Inc. (Egghead or the Company), a reseller of personal computer
    (PC) software, hardware, and related products, serves small businesses and individuals through retail outlets and mail order. Egghead's retail stores offer a broad in-store selection of products at competitive prices, as well as special order capabilities for additional products. On March 30, 1996, the Company operated 164 stores located throughout the United States. The Company employs a knowledgeable sales force to assist customers in selecting software, hardware, and related products. At the end of fiscal 1996 the Company was operating 19 of its retail stores under a new merchandising format which is approximately twice the size of predecessor stores and is arranged in a more user-friendly format. The performance of these new stores has been mixed and management continues to evaluate results while refining the format. While assessing the overall contribution of the new merchandising format, management intends to open six new stores. Pending such evaluation and refinement of the new format, the Company does not intend to open more than six new stores.

    Egghead continues to implement changes to restructure the Company. The Company has historically served corporate, governmental and educational customers through its corporate, government and education sales (CGE) division. On March 25, 1996, the Company announced the sale of the CGE division to Software Spectrum, Inc. (SSI), a Texas corporation, for $45.0 million in cash which did not include CGE division's receivables and inventory that Egghead is liquidating in an orderly manner, all of which are expected to result in total gross cash proceeds of approximately $90.0 million. The sale, which was effective May 13, 1996, included a Fulfillment Agreement relating to the provision by Egghead to SSI of certain support services for a period not to exceed 120 days and a Call Center Lease detailing the lease for a period of three years of a portion of Egghead's Spokane facility to SSI. Information contained in this filing excludes, unless otherwise stated, any data relative to the discontinued operations of the CGE division. The sales and gross margin performance of the Company's CGE division had declined and selling, general and administrative expenses as a percentage of sales had increased in the months prior to the sale. The sale of the CGE division will allow management to focus on the Company's retail business. See "--Results of Operations--DISCONTINUED OPERATIONS."

    In December 1995, Egghead formed Elekom Corporation (ELEKOM), a new subsidiary. ELEKOM was formed to develop electronic commerce applications and services which link customers and their suppliers. EleTrade, a product being developed by ELEKOM, uses Lotus Notes and other notes networks to give large organizations an easy-to-use, cost-effective, secure and reliable product ordering and order management system for non-production goods and services. EleTrade allows companies to create customized electronic catalogs with multi-media product information and customer-specific pricing. ELEKOM is also developing additional enhancements which will automate the internal requisition and approval process and which may create better asset/inventory management and allow electronic software distribution. ELEKOM, a development stage company, incurred selling, general and administrative costs of approximately $1.1 million in fiscal 1996 and is not expected to have significant sales or distribute products in fiscal year 1997.

    Over the past twelve months, Egghead consolidated into a new corporate headquarters location in Spokane, Washington its direct response operations, formerly in Kalispell, Montana, and its administrative operations, previously located in Issaquah, Washington. The relocation, severance and related costs of approximately $4.6 million are included in the fiscal 1996 operating results. The Company implemented these changes to improve customer service and reduce future operating costs.

    The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Fiscal years 1996, 1995, and 1994 each had 52 weeks. All references herein to fiscal 1996, 1995, and 1994 relate to the fiscal years ended March 30, 1996, April 1, 1995, and April 2, 1994 respectively.

    CERTAIN RISK FACTORS

    In addition to other information contained in this filing, the following factors could affect the Company's actual results and could cause such results to differ materially from those achieved in the past or expressed in the Company's forward-looking statements. When used in this filing, the words "expects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements.

    Competition - The personal computer software, hardware and other related products retailing industry is highly competitive. Egghead competes with other software specialty stores located in malls and in other locations, as well as with computer and office superstores, consumer electronic superstores, mass merchandisers, direct response businesses and software publishers. In addition, there can be no assurance that other methods of distribution will not emerge in the future which would result in increased competition for Egghead. Increased competition may lead to reduced profit margins on personal computer software, hardware and related products, which could have an adverse effect on Egghead's results of operations. Certain of Egghead's competitors have substantially greater financial and other resources than Egghead, which may give them certain competitive advantages. See "Business - Competition."

    Seasonality and Quarterly Fluctuations - As is the case with many retailers, a significant portion of Egghead's sales will be generated in the fiscal quarter which includes the Christmas selling season. As a result, the annual earnings of Egghead will be heavily dependent on the results of that quarter. Egghead's quarterly results of operations may also fluctuate as a result of the amount of sales contributed by new stores, the timing of costs associated with the construction and opening of these stores, the timing of the closing of any stores, the timing of product releases and a variety of other factors.

    Dependence on Suppliers - Egghead expects to purchase a significant number of its products from Microsoft and Western Digital. During fiscal 1996 and 1995, sales derived from products supplied by Microsoft and Western Digital accounted for 23.7% and 22.9%, respectively, of Egghead's total net sales. The Company believes the loss of Microsoft or Western Digital as a supplier could have a material adverse effect on Egghead's business and financial results. In addition, Egghead's financial performance is in a large part dependent on the terms it obtains from its suppliers. Such terms include unit prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. If Egghead is unable to maintain favorable terms with its suppliers, its results of operations could be materially adversely affected. See "Business - Merchandising."

    New Merchandising Store Format - Egghead's ability to open and operate new stores profitably will depend upon the success of the recently opened new merchandising format stores, the availability of suitable store locations, the negotiation of acceptable lease terms, its financial resources and its ability to control the operational aspects of its growth. While assessing the overall contribution of the new merchandising format, management intends to open six new stores. Pending such evaluation and refinement of the new format, the Company does not intend to open more than the six new
    stores.    See "Business - Retail Operations."

    Dependence on Purchase and Use of Personal Computers and Software - Sales by Egghead of personal computer software, hardware and related products will be dependent upon the continued purchase and expanded use of home and home office personal computers, as well as the continued development of personal computer software. A long-term decline in the purchase or use of home or home office personal computers, or an interruption in the continued development of personal computer software, would have a material adverse effect on the Company's results of operations and financial position.

    Dependence on Key Personnel - The success of Egghead will also be dependent upon its ability to attract, motivate and retain key management personnel involved in store operations, merchandising, marketing and administration. The loss of services of key personnel could have a material adverse effect on Egghead's business and financial results. As of June 28, 1996, the Company did not have employment agreements with any officers or directors.

    Development Stage Subsidiary - In December 1995, the Company formed ELEKOM, a subsidiary, which is developing electronic commerce applications and services which link customers and their suppliers. Selling, general and administrative costs of approximately $1.1 million and $407,000 were incurred by ELEKOM in fiscal 1996 and 1995, respectively. ELEKOM is expected to continue to incur costs in development of these products and is not expected to make significant sales or distribution of products in fiscal 1997. There can be no assurance that ELEKOM will complete development of these products, or if completed, that the products will have a market or that another similar product will not be already be introduced by a competitor. See "Business - General

    Readers are cautioned not to place undue reliance on the Company's forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    RESULTS OF OPERATIONS

    OVERVIEW

    Egghead reported a total net loss for continuing and discontinued operations of $10.7 million for fiscal 1996 compared to net income of $2.7 million and a net loss of $514,000 for fiscal years 1995 and 1994, respectively. The net loss during fiscal 1996 was due primarily to a decrease in sales due to a reduction in the average number of stores in full operation during the year, one-time costs of approximately $4.6 million associated with the relocation of the corporate headquarters, costs of rolling out the new format retail stores, and investments of approximately $1.1 million in ELEKOM. Fiscal year 1995 net income included a one-time theft insurance recovery of $1.65 million, pre-tax, related to inventory stolen from retail stores in prior years. Earnings (loss) per share for the fiscal years 1996, 1995, and 1994 was $(0.62), $0.15, and $(0.03), respectively.

    CONTINUING OPERATIONS

    Income (loss) from continuing operations includes the results of the Company's retail division, direct response divisions, and ELEKOM as well as selling, general, and administrative expenses related to these operations. The following table shows the relationship of certain items relating to continuing operations included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:



                                                         1996           1995           1994
                                                       --------       --------       --------

    Net sales                                            100.0%         100.0%         100.0%
    Cost of sales, including certain buying,
      occupancy and distribution costs                    88.5           87.7           86.3
                                                       --------       --------       --------
    Gross margin                                          11.5           12.3           13.7

    Selling, general, and administrative expense          14.8           12.4           15.0
    Depreciation and amortization expense, net
      of amounts included in cost of sales                 1.8            1.7            2.0
    Provision for shareholder litigation                     -              -            0.3
                                                       --------       --------       --------

    Operating income (loss)                               (5.1)          (1.8)          (3.6)

    Theft insurance recovery                                 -            0.4              -
    Other income/(expense), net                            0.6            0.1              -
                                                       --------       --------       --------

    Loss before income taxes                              (4.5)          (1.3)          (3.6)
    Income tax benefit                                     1.7            0.5            1.4
                                                       --------       --------       --------

    Loss from continuing operations                       (2.8)%         (0.8)%         (2.2)%
                                                       --------       --------       --------
                                                       --------       --------       --------


    NET SALES in fiscal 1996 were $403.8 million, a decrease of $30.2 million or 7% from fiscal 1995 net sales of $434.0 million. Fiscal 1995 sales increased $60.5 million or 16% from fiscal 1994 sales of $373.5 million. Fiscal 1996 sales decreases were affected by a reduction in the average number of stores in full operation, which was 166 during fiscal 1996, compared to 178 stores during the previous year. Comparable retail store sales increased 0.1% in fiscal 1996 compared to fiscal 1995. Comparable store sales for the third and fourth quarters of fiscal 1996 decreased 6.6% and 12.5%, respectively, as compared to the fiscal 1995 third and fourth quarters. Comparable store sales performance in the fiscal 1997 months of April and May have continued this trend with decreases of 7.4% and 6.1% over the same periods in fiscal 1996. In fiscal 1995, comparable retail store sales increased 21% compared to fiscal 1994. Comparable store sales measure sales for stores which were open in both periods being evaluated. Because new format stores were opened during fiscal 1996, their sales will not impact comparable store sales statistics until they have been active during all periods evaluated.

    During fiscal 1996, the Company opened 10 stores, remodeled 10 stores, and closed 15 stores, operating a total of 164 stores at March 30, 1996. This compares to the 169 stores open at fiscal year end 1995 and 189 stores open at fiscal year end 1994. At the end of fiscal 1996, the Company was operating 19 of its retail stores under a new merchandising format which is approximately twice the size of older format stores and is arranged in a more user-friendly format. The performance of these new stores has been mixed and management continues to evaluate results while refining the format. While assessing the overall contribution of the new merchandising format, management intends to open six new stores. Pending such evaluation and refinement of the new format, the Company does not intend to open more than the six new stores.

    GROSS MARGIN (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) as a percentage of net sales was 11.5% in fiscal 1996, compared to 12.3% and 13.7% in fiscal years 1995 and 1994, respectively. During 1996, gross margins were negatively affected by the Company's promotion of Microsoft Windows 95 and a clearance sale during the last quarter of the fiscal year. Gross margin as a percentage of sales continues to be affected by industry-wide pricing pressure related to both competitors' pricing and vendors' pricing.

    SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSE as a percentage of net sales was 14.8% in fiscal 1996, compared to 12.4%, and 15.0% in fiscal years 1995 and 1994, respectively. The increased expenses in fiscal 1996 include $4.6 million incurred in connection with the relocation of the corporate offices to Spokane and $1.1 million related to development of products by ELEKOM. SG&A expense as a percentage of net sales not including relocation expense or ELEKOM would be 13.3% in fiscal 1996 and 12.3% in fiscal 1995. The improvement in the fiscal 1995 SG&A expense as a percentage of sales compared to fiscal 1994 was due mainly to sales increasing at a faster rate than expenses.

    DEPRECIATION AND AMORTIZATION EXPENSE, NET OF AMOUNTS INCLUDED IN COST OF SALES, of $7.4 million in fiscal 1996, compared to $7.4 million and $7.6 million in fiscal years 1995 and 1994, respectively has remained constant.

    PROVISION FOR SHAREHOLDER LITIGATION of $1.2 million in fiscal 1994 represents a charge for the settlement and related attorneys' fees, net of an insurance recovery, of a shareholders' lawsuit. See note 10 of Notes to Consolidated Financial Statements.

    THEFT INSURANCE RECOVERY of $1.65 million in fiscal 1995 represents settlement of an insurance claim, net of expenses, for inventory stolen by members of a multi-state shoplifting ring from numerous retail stores during fiscal years 1991, 1992, and 1993.

    DISCONTINUED OPERATIONS

    Due to the subsequent sale of the CGE division, all results for the operations of the CGE division are reported as a discontinued operation. Certain general, administrative and distribution areas have traditionally supported all of the Company's business lines. The expenses reflected in the discontinued operations results reflect only those activities directly related to the CGE business.

    NET SALES for the discontinued operations of CGE declined $65.2 million, or 15.2% from $428.5 million to $363.3 million in fiscal 1996. Fiscal 1995 net sales were $23.7 million, or 5.9% greater than net sales of $404.8 million in fiscal 1994.

    GROSS MARGIN for CGE (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) as a percentage of net sales was 10.1% in fiscal 1996, compared to 11.3% and 12.8% in fiscal years 1995 and 1994, respectively

    SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSE as a percentage of net sales was 9.2% in fiscal 1996, compared to 8.6%, and 8.3% in fiscal years 1995 and 1994, respectively.

    DEPRECIATION AND AMORTIZATION EXPENSE, NET OF AMOUNTS INCLUDED IN COST OF SALES, was $2.3 million in fiscal 1996, compared to $2.0 million and $1.1 million in fiscal years 1995 and 1994, respectively.

    OPERATING INCOME, as a result of the foregoing factors, was $0.9 million in fiscal 1996, compared to $7.1 million and $12.8 million in fiscal years 1995 and 1994, respectively

    INCOME BEFORE INCOME TAXES, was $0.6 million in fiscal 1996 compared to $9.8 million and $12.9 million in fiscal years 1995 and 1994, respectively.



    LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased $7.0 million from $42.6 million at the end of fiscal 1995, to $49.6 million at the end of fiscal 1996. The increase was due principally to a $13.8 million decrease in inventory, a $14.9 million increase in accounts payable, all of which were partially offset by $16.2 million of additions to property and equipment. In addition, the Company had cash losses of $1.2 million in fiscal 1996, compared to cash income of $14.3 million in fiscal 1995.

    Net accounts receivable increased $3.6 million from $20.5 million at April 1, 1995, to $24.1 million at March 30, 1996. The increase is due primarily to an increase of approximately $2.6 million in amounts due from vendors.

    Merchandise inventories decreased $13.8 million, or 11%, from $98.5 million at the end of fiscal 1995, to $84.7 million at the end of fiscal 1996. The decrease is consistent with current sales declines and management's efforts to reduce inventory levels.

    Assets of discontinued operations include all of the current assets of CGE as of March 30, 1996 and April 1, 1995, respectively. These amounts are primarily trade accounts receivable. See Note 8 of Notes to the Consolidated Financial Statements.

    Current and non-current deferred income taxes totaling $9.1 million and $8.4 million at March 30, 1996, and April 1, 1995, respectively, resulted from taxes paid on temporary differences which caused taxable income to exceed financial reporting income.

    Net property and equipment increased $7.6 million, from $21.9 million at the end of fiscal 1995, to $29.5 million at March 30, 1996. The increase is principally due to the addition or remodel of 19 new format stores as well as improvements to the corporate headquarters building in Spokane.

    Accounts payable increased $14.9 million, from $104.4 million at April 1, 1995, to $119.3 million at March 30, 1996. The increase in accounts payable is primarily attributable to merchandise purchases near the fiscal year end and outstanding vendor payables to be offset by product returns.

    During fiscal 1996, the Company financed its working capital requirements and capital expenditures with cash provided by operations. Effective December 8, 1995, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $35 million through April 30, 1996. Each bank provided a $17.5 million line of credit and one bank served as agent for the agreement. The Company could elect interest rates on the notes based on the participating banks' rates on certificates of deposit, LIBOR, or prime rate. The agreement contained a number of covenants, including a restriction on the payment of dividends and compliance with certain financial ratios. The Company was not in compliance with the net worth covenant at March 30, 1996. The Company had no outstanding borrowings under the revolving loan agreement at March 30, 1996. The line was not renewed at expiration.

    Capital expenditures in fiscal 1996 totaled approximately $16.2 million. Capital expenditures included leasehold improvements, fixtures, computer hardware, software and communications equipment, principally due to the remodel or addition of 19 new format stores and the relocation of the corporate headquarters. Capital expenditures in fiscal 1995 totaled approximately $14.7 million. Capital expenditures included land and a building in Spokane, Washington for the corporate headquarters. Other expenditures included computer software and communications equipment.

    Cash and cash equivalents at March 30, 1996 were $49.6 million. On May 13, 1996, the Company also received $45.0 million of gross cash proceeds from the sale of CGE to SSI, which did not include the CGE division's receivables and inventory that Egghead is liquidating in an orderly manner, all of which are expected to result in total gross cash proceeds of approximately $90.0 million. The Company expects these balances will be adequate to meet future cash requirements for operations.

    NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This new standard requires long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and/or cash to be received upon disposal of the assets. The Company will adopt this standard in the first quarter of fiscal year 1997 and anticipates the effect of the adjustment, primarily from goodwill associated with direct response to be a charge of approximately $1.3 million before income taxes.

    In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. This new standard requires entities to choose either a fair valued based method or an intrinsic value based method of accounting for all employee stock compensation plans. The Company currently uses and plans to continue to use the intrinsic value based method which requires no compensation cost to be recognized at the date of the stock compensation grant if the option is granted at the current market price. The Company will adopt this new standard during fiscal 1997 at which time additional footnote disclosure will be required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Egghead, Inc.:

We have audited the accompanying consolidated balance sheets of Egghead, Inc. (a Washington corporation) and subsidiaries as of March 30, 1996 and April 1, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Egghead, Inc. and subsidiaries
as of March 30, 1996 and   April 1, 1995, and the results of their operations
and their cash flows for each of the three fiscal years in the period ended March 30, 1996, in conformity with generally accepted accounting principles.





Arthur Andersen LLP


Seattle, Washington,
May 29, 1996

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Consolidated Balance Sheets
(DOLLARS IN THOUSANDS)


ASSETS
                                                                 March 30,       April 1,
                                                                   1996           1995
                                                                ----------     ----------
Current assets:
 Cash and cash equivalents                                      $   49,590     $   42,592
 Non-trade accounts receivables, net of allowance for
   doubtful accounts of $2,098 and $2,169, respectively             24,079         20,494
 Merchandise inventories, net                                       84,712         98,543
 Prepaid expenses and other current assets                           9,455          4,045
 Current deferred income taxes (Note 4)                              4,859          5,300
 Discontinued operations - net current assets (Note 8)              71,796         70,059
                                                                ----------     ----------
     Total current assets                                          244,491        241,033
                                                                ----------     ----------

Property and equipment, net (Note 2)                                29,495         21,925
Non-current deferred income taxes (Note 4)                           4,221          3,051
Other assets                                                         1,621          2,172
Discontinued operations - net long-term assets (Note 8)              1,727          1,960
                                                                ----------     ----------

                                                                $  281,555     $  270,141
                                                                ----------     ----------
                                                                ----------     ----------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable to banks (Note 3)                                $        -     $        -
 Accounts payable                                                  119,341        104,425
 Accrued liabilities                                                15,817         16,395
 Income taxes payable (Note 4)                                           -            325
 Current portion of capital lease obligations                          295            252
 Discontinued operations - current liabilities (Note 8)              5,650            908
                                                                ----------     ----------
     Total current liabilities                                     141,103        122,305
                                                                ----------     ----------

Capital lease obligations, less current portion  (Note 7)              280            106
Deferred rent                                                          903          1,314
                                                                ----------     ----------

     Total liabilities                                             142,286        123,725
                                                                ----------     ----------

Commitments and contingencies (Note 7)                                   -              -

Shareholders' equity (Note 5):
 Common stock, $.01 par value:
   50,000,000 shares authorized; 17,546,548 and
   17,166,031 shares issued and outstanding, respectively              176            172
 Additional paid-in capital                                        124,104        120,572
 Retained earnings                                                  14,989         25,672
                                                                ----------     ----------
     Total shareholders' equity                                    139,269        146,416
                                                                ----------     ----------

                                                                  $281,555       $270,141
                                                                ----------     ----------
                                                                ----------     ----------



SEE NOTES TO CONSODOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Consolidated Statements of Operations
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          1996           1995           1994
                                                        --------       --------       --------
Net sales                                               $403,841       $434,021       $373,510

Cost of sales, including certain buying, occupancy
  and distribution costs                                 357,373        380,428        322,210
                                                        --------       --------       --------

Gross margin                                              46,468         53,593         51,300

Selling, general and administrative expense               59,639         53,895         56,096

Depreciation and amortization expense, net of
  amounts included in cost of sales                        7,449          7,363          7,603

Provision for shareholder litigation (Note 10)                 -              -          1,200
                                                        --------       --------       --------

Operating loss                                           (20,620)        (7,665)       (13,599)

Theft insurance recovery  (Note 9)                             -          1,650              -

Other (expense) income:
    Interest expense                                         (77)           (39)           (82)
    Interest income                                        2,232            761            352
    Other, net                                               314           (104)          (371)
                                                        --------       --------       --------

Loss from continuing operations
    before income taxes                                  (18,151)        (5,397)       (13,700)

Income tax benefit (Note 4)                                7,030          2,106          5,343
                                                        --------       --------       --------
Net loss from continuing operations                      (11,121)        (3,291)        (8,357)
Income from discontinued
    operations, net of tax (Note 8)                          376          5,959          7,843
                                                        --------       --------       --------

Net income (loss)                                       $(10,745)      $  2,668       $   (514)
                                                        --------       --------       --------
                                                        --------       --------       --------

Earnings (loss) per share:
    Continuing operations                               $  (0.64)      $  (0.19)      $  (0.49)
    Discontinued operations                                 0.02           0.34           0.46
                                                        --------       --------       --------

    Earnings (loss) per share                           $  (0.62)      $   0.15       $  (0.03)
                                                        --------       --------       --------
                                                        --------       --------       --------


    Weighted average common shares outstanding            17,437         17,281         17,088
                                                        --------       --------       --------
                                                        --------       --------       --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity
(AMOUNTS IN THOUSANDS)


                                                                          Additional
                                                    Common Stock            Paid-in       Retained
                                               Shares         Amount        Capital       Earnings          Total
                                             ---------      ---------      ---------      ---------      ---------
Balance, April 3, 1993                          16,983      $     170      $ 119,242      $  23,578      $ 142,990


   Stock issued for cash, pursuant
   to employee stock purchase plan                  70              1            487              -            488
   Tax benefit related to stock options              -              -              6              -              6
   Stock granted as compensation                    68              -            552              -            552
   Translation adjustment                            -              -              -           (106)          (106)
   Net loss                                          -              -              -           (514)          (514)
                                             ---------      ---------      ---------      ---------      ---------
Balance, April 2, 1994                          17,121            171        120,287         22,958        143,416

   Stock issued for cash, pursuant
   to employee stock purchase plan                  42              1            258              -            259
   Stock issued for cash, pursuant
         to stock option plan                        3              -             27              -             27
   Translation adjustment                            -              -              -             46             46
   Net income                                        -              -              -          2,668          2,668
                                             ---------      ---------      ---------      ---------      ---------
Balance, April 1, 1995                          17,166            172        120,572         25,672        146,416


       Stock issued for cash, pursuant
         to employee stock purchase plan            46              1            286              -            287
   Stock issued for cash, pursuant
         to  stock  option plan                    335              3          3,246              -          3,249
   Translation adjustment                            -              -              -             62             62
   Net loss                                          -              -              -        (10,745)       (10,745)
                                             ---------      ---------      ---------      ---------      ---------

Balance, March 30, 1996                         17,547      $     176      $ 124,104      $  14,989      $ 139,269
                                             ---------      ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------      ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Consolidated Statements of Cash Flows
(DOLLARS IN THOUSANDS)


                                                          1996           1995           1994
                                                        --------       --------       --------
Cash flows from operating activities:
    Net loss from operations                            $(10,745)      $  2,668       $   (514)
                                                        --------       --------       --------

    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Depreciation and amortization                         10,721         10,468         10,250
         Deferred rent                                      (411)          (108)           (85)
         Deferred income taxes                              (729)         1,084         (1,322)
         Stock issued as compensation                          -              -            552
         (Gain) loss on disposition of property
              and equipment                                  (55)           187            327
         Changes in assets and liabilities:
              Account receivable, net                     (3,585)         1,089         (7,935)
              Merchandise inventories                     13,831         13,558         19,948
              Prepaid expenses & other current assets     (5,410)          (574)            15
              Other assets                                   128           (245)        (2,288)
              Discontinued operations, net                 3,005         (6,881)        (4,233)
              Accounts payable                            14,916         13,401         (7,040)
              Accrued liabilities                           (578)        (2,359)         1,307
              Income taxes payable                          (325)          (169)          (295)
                                                        --------       --------       --------

                   Total adjustments                      31,508         29,451          9,201
                                                        --------       --------       --------

         Net cash provided by operating activities        20,763         32,119          8,687
                                                        --------       --------       --------

Cash flows from investing activities:
    Additions to property and equipment                  (16,174)       (14,741)        (9,483)
    Proceeds from sale of equipment                           86            103            117
    Discontinued operations, net                            (788)          (520)             -
                                                        --------       --------       --------

         Net cash used by investing activities           (16,876)       (15,158)        (9,366)
                                                        --------       --------       --------

Cash flows from financing activities:
    Proceeds from stock issuances                          3,536            286            488
    Payments made on capital lease obligations              (487)          (308)          (493)
                                                        --------       --------       --------

              Net cash provided (used) by
                   financing activities                    3,049            (22)            (5)
                                                        --------       --------       --------

Effect of exchange rates on cash                              62            (24)           (25)
                                                        --------       --------       --------

Net increase (decrease) in cash and cash
    equivalents                                            6,998         16,915           (709)
Cash and cash equivalents at beginning of period          42,592         25,677         26,386
                                                        --------       --------       --------

Cash and cash equivalents at end of period              $ 49,590       $ 42,592       $ 25,677
                                                        --------       --------       --------
                                                        --------       --------       --------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Consolidated Statements of Cash Flows  (CONTINUED)



                                                          1996           1995           1994
                                                        --------       --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH PAID
    DURING THE YEAR (IN THOUSANDS):

    Interest                                            $     77       $     39       $     76
    Income taxes                                        $    334       $    668       $  1,314


SUPPLEMENTAL DISCLOSURE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:

Capital lease obligations totaling $0.7 million and $0.2 million were recorded in fiscal years 1996 and 1995 respectively, when the Company acquired new equipment.

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

All references herein to fiscal 1996, 1995 and 1994 relate to the fiscal years ended March 30, 1996, April 1, 1995, and April 2, 1994, respectively.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS
    Egghead, Inc. sells personal computer software, hardware and related products through its wholly-owned subsidiaries, DJ&J Software Corporation (DJ&J, d/b/a Egghead Software) and Eggspert Software, Ltd. (Eggspert, a Canadian subsidiary), EH Direct, Inc. (EH Direct), Egghead International, Inc. (Egghead International), and Elekom Corporation (Elekom). References to "the Company" and "Egghead" include Egghead, Inc., its predecessors, and its subsidiaries. Eggspert and Egghead International became inactive subsidiaries May 13, 1996 following the sale of corporate, government, and
    education (CGE) division to Software Spectrum, Inc. (SSI)   SEE NOTE 8.

    CONSOLIDATION
    The consolidated financial statements include the accounts of Egghead, Inc. and its wholly-owned subsidiaries, DJ&J, Eggspert, EH Direct, Egghead International, and ELEKOM, and include all such adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions. Operating results for Eggspert and Egghead International are included in discontinued operations. SEE NOTE 8.

    ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    MERCHANDISE INVENTORIES
    Merchandise inventories are accounted for using the moving weighted average cost method and are stated at the lower of cost or market. Egghead
    maintains reserves for the obsolescence of merchandise inventory.   These
    reserves totaled approximately $6.7 million and $8.0 million at March 30, 1996 and April 1, 1995 respectively. Management has developed a plan to dispose of this obsolete inventory and believes the reserve is adequate to cover any losses on disposition. Inventories on the balance sheet are shown net of this reserve.

    PROPERTY AND EQUIPMENT
    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of equipment, furniture, and fixtures is provided using the straight-line method over their estimated useful lives ranging from two to seven years. Depreciation of buildings is provided using the straight-line method over their estimated useful lives ranging from 20 to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the lease term or the assets' estimated useful lives.

    GOODWILL
    Net assets of organizations acquired in purchase transactions are recorded at fair value at date of acquisitions. Unidentified intangibles are amortized straight line over the estimated life of the remaining long-term assets acquired. Unidentified intangibles at March 30, 1996 and April 1, 1995 were $998,000 and $1.4 million, respectively, net of accumulated amortization of $993,000 and $595,000, respectively.

    ACCOUNTS PAYABLE
    Outstanding checks included in accounts payable were $9.0 million and $10.4 million at March 30, 1996 and April 1, 1995, respectively.

    DEFERRED RENT
    Certain store lease agreements provide for scheduled rent increases or for rent payments to commence at a date later than the date of occupancy. In these cases, the Company recognizes the aggregate rent expense on a straight-line basis over the lease term beginning when the store opens.

    INCOME TAXES
    The Company determines its income tax accounts in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

    EARNINGS (LOSS) PER SHARE
    Earnings per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan which would have a dilutive effect in years where there are earnings. Common equivalent shares had no material effect on the computation in fiscal years 1996, 1995, or 1994.

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

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

    OTHER ACCOUNTING PRINCIPLES
    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This new standard requires long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets. The Company will adopt this standard in the first quarter of fiscal year 1997 and anticipates the effect of the adjustment, primarily from goodwill associated with direct response, to be a charge of approximately $1.3 million before income taxes.

    In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. This new standard requires entities to choose either a fair valued based method or an intrinsic value based method of accounting for all employee stock compensation plans. The Company currently uses and plans to continue to use the intrinsic value based method which requires no compensation cost to be recognized at the date of the stock compensation grant if the option is granted at the current market price. The Company will adopt this new standard during fiscal 1997 at which time additional footnote disclosure will be required.

    FISCAL YEARS
    The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Fiscal quarters are such that the first three quarters consist of 13 weeks and the fourth quarter consists of the
    remaining 13/14 weeks.   Fiscal years 1996, 1995 and 1994 each had 52
    weeks.

EGGHEAD, INC. AND SUBSIDIARIES

- - --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (CONTINUED)


NOTE 2  PROPERTY AND EQUIPMENT

    The components of property and equipment at March 30, 1996 and April 1, 1995 were as follows (in thousands):

                                        March 30,       April 1,
                                           1996           1995
                                        ---------      ---------
    Land and buildings                  $   8,547      $   6,574
    Equipment                              38,814         33,559
    Leasehold improvements                 14,157          8,652
    Furniture and fixtures                  7,080          6,674
                                        ---------      ---------
                                           68,598         55,459
    Less accumulated depreciation and
     amortization                         (39,103)       (33,534)
                                        ---------      ---------

      Property and equipment, net        $ 29,495      $  21,925
                                        ---------      ---------
                                        ---------      ---------


NOTE 3  NOTES PAYABLE TO BANKS

    Effective December 8, 1995, the Company entered into a revolving loan agreement with two banks providing for unsecured borrowings of up to $35 million through April 30, 1996. Each bank provided a $17.5 million line of credit and one bank served as agent for the agreement. The Company could elect interest rates on the notes based on the participating banks' rates on certificates of deposit, LIBOR, or prime rate. The agreement contained a number of covenants, including a restriction on the payment of dividends and compliance with certain financial ratios. The Company was not in compliance with net worth ratios as of March 30, 1996. The Company had no outstanding borrowings under the revolving loan agreement at March 30, 1996. The line was not renewed at expiration.

    A summary of borrowings under the lines of credit follows (in thousands):

                                                    Fiscal year
                                                    -----------
                                         1996           1995           1994
                                      ---------      ---------      ---------

    Maximum amount outstanding        $ 11,275       $      -       $  5,950
    Average amount outstanding        $  7,400       $      -       $    350
    Weighted average interest rate         8.0%             -%           3.9%

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 4  INCOME TAXES

The provision (benefit) for income taxes is comprised of the following (in thousands):


                                                    Fiscal year
                                                    -----------
                                         1996           1995           1994
                                      ---------      ---------      ---------

    Current:
         Federal                      $  (4,383)     $  (2,048)     $  (3,545)
         State                           (1,917)          (896)          (990)
                                      ---------      ---------      ---------
                                         (6,300)        (2,944)        (4,535)
                                      ---------      ---------      ---------

    Deferred:
         Federal                           (404)           730           (704)
         State                             (326)           108           (104)
                                      ---------      ---------      ---------
                                           (730)           838           (808)
                                      ---------      ---------      ---------

    Total                             $  (7,030)     $  (2,106)     $  (5,343)
                                      ---------      ---------      ---------
                                      ---------      ---------      ---------



Deferred income taxes result primarily from temporary differences in certain items for income tax and financial reporting purposes. The tax effects of temporary differences giving rise to the deferred tax assets are as follows:

                                             March 30,       April 1,
                                                1996           1995
                                             ---------      ---------

    Accounts receivable                      $     857      $     868
    Merchandise inventories                      2,651          2,919
    Property and equipment                       3,625          2,385
    Other assets                                   256            155
    Accrued liabilities                          1,442          1,717
    Deferred rent                                  249            307
                                             ---------      ---------

    Total deferred tax assets                $   9,080      $   8,351
                                             ---------      ---------
                                             ---------      ---------


The Company's income tax benefit differs from the amount computed by applying the statutory federal tax rate to loss from continuing operations before taxes as follows:

                                                    Fiscal year
                                                    -----------
                                         1996           1995           1994
                                      ---------      ---------      ---------

Statutory Federal tax rate                (34.0)%        (34.0)%        (34.0)%
State taxes, net of Federal benefit        (4.6)          (4.0)          (4.4)
Tax exempt interest income                 (1.8)          (3.3)          (0.7)
Other, net                                  1.7            2.3            0.1
                                      ---------      ---------      ---------
                                          (38.7)%        (39.0)%        (39.0)%
                                      ---------      ---------      ---------
                                      ---------      ---------      ---------

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 5  STOCK OPTION AND STOCK PURCHASE PLANS

    EMPLOYEE STOCK PURCHASE PLAN

    The Egghead, Inc. 1989 Employee Stock Purchase Plan currently provides options to acquire the Common Stock of the Company to substantially all full-time and certain other employees at the lesser of 85% of the fair market value of the Common Stock on August 1 of the first and second plan years and July 1 thereafter, or 85% of the fair market value on the following July 31 of the first plan year and June 30 of each plan year thereafter. Under the plan, a maximum of 650,000 shares were reserved for issuance. As of March 30, 1996, there were approximately 340,000 shares available for future issuance.

    THE 1993 STOCK OPTION PLAN

    In September 1993, the Company's shareholders approved the 1993 Stock Option Plan (the "1993 Plan"), under which 2,000,000 shares of the Company's Common Stock were reserved for issuance. The 1993 Plan replaced the 1986 Combined Incentive and Non-Qualified Stock Option Plan (the "1986 Combined Plan") under which 2,000,000 shares were originally reserved for issuance. The number of shares reserved for issuance under the 1993 Plan was increased by the shares reserved for issuance under the 1986 Combined Plan that were not subject to outstanding stock options. Shares presently subject to outstanding stock options under the 1986 Combined Plan, which subsequently are canceled or will expire, will increase the number of shares reserved for issuance under the 1993 Plan. No additional stock options will be granted under the 1986 Combined Plan.

    Options granted, exercised, and canceled under the above Plans are summarized as follows:

                                                 Fiscal year
                                                 -----------
                                 1996                1995              1994
                              ---------           ---------         ---------

Outstanding, beginning
    of year                   1,513,089             702,322         1,184,338
Options granted                 621,100           1,140,900           250,000
Options exercised               (55,395)             (2,625)                -
Options canceled               (705,907)           (327,508)         (732,016)
                              ---------           ---------         ---------
Outstanding, end of year      1,372,887           1,513,089           702,322
                              ---------           ---------         ---------

Exercisable, end of year        359,277             293,139           237,497
                              ---------           ---------         ---------
                              ---------           ---------         ---------
Available for grant in
    future years              1,860,873           1,776,066         2,589,458
                              ---------           ---------         ---------
                              ---------           ---------         ---------

Price of Options:
Granted during year      $9.50 - $10.75      $6.19 - $10.25     $7.50 - $8.13
Exercised during year    $6.19 - $12.75      $9.88 - $10.75                 -
Canceled during year     $6.19 - $17.00      $6.19 - $17.00     $8.37 - 17.00

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 5  STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

    THE NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

    In September 1993, the Company's shareholders approved the Non-employee Director Stock Option Plan, and in August 1995 the Company's shareholders approved amendments thereto (as amended, the "Director Plan") under which 450,000 shares of the Company's Common Stock were reserved for issuance. As of March 30, 1996, 315,000 shares were available for grant and 135,000 shares were subject to outstanding options which have been granted at prices ranging from $7.25 to $13.75. As of March 30, 1996, options for 90,000 shares were vested.

    THE EXECUTIVE PLAN

    In February 1989, the Board of Directors approved four-year employment agreements and stock option agreements for three executive officers who are no longer with the Company, Stuart Sloan, Ronald Weinstein, and Matthew Griffin, whereby the officers' compensation was based on equity incentives. Each drew an annual salary of $1 per year during their term of employment. Options to acquire up to 1,700,000 shares of common stock are authorized under the Plan. As of March 30, 1996, 325,000 shares were available for grant and 1,096,324 were subject to outstanding options which have been granted to the above named executive officers of the Company at prices ranging from $10.38 to $20.00. All outstanding options are vested and expire in February 1999. As of March 30, 1996, 278,676 of the options had been exercised at $10.38 per share.


NOTE 6  401(K) PLAN

    The Company has a 401(k) retirement plan for the benefit of its employees. After six months of full-time employment (more than 1,000 hours), an employee is eligible to participate in the plan. Employee contributions are matched by the Company at 50% of each employee's contribution up to 4% of their compensation. The Company's contributions are fully vested upon the completion of two years of service. The Company's contributions were approximately $228,000, $446,000 and $571,000 in fiscal years 1996, 1995, and 1994, respectively.

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)


NOTE 7  COMMITMENTS AND CONTINGENCIES

    Significant supplier
    In fiscal 1996 and 1995, one supplier accounted for sales aggregating approximately $71.6 million and $61.0 million, respectively. The loss of this supplier could have a material adverse effect on the Company's business and financial results and condition.

    Leases
    The Company leases retail stores and distribution facilities under operating leases with remaining lives on most leases ranging from one to five years. Some leases contain renewal options of one to five years which the Company may exercise at the end of the initial lease term. The leases generally require the Company to pay taxes, insurance, and certain common area maintenance costs.

    Aggregate rental expense, including common area maintenance charges, for all operating leases for the fiscal years ended 1996, 1995, and 1994 was approximately $15,990,829, $16,769,000 and $18,012,000, respectively. As of March 30, 1996, future minimum rental payments under non-cancelable operating and capital leases for retail stores and distribution facilities, and equipment consisted of the following (in thousands):

                                  Capital  Operating
    Fiscal Year                   leases    leases
    ----------------------------------------------
    1997                             330    13,261
    1998                             306     9,251
    1999                               -     5,446
    2000                               -     2,404
    2001                                     1,157
    Thereafter                         -         -
                                  ------    ------
    Total minimum payments           636   $31,519
                                            ------
                                            ------
    Less interest                    (61)
                                  ------
    Present value of minimum
      lease payments                 575
    Less current portion            (295)
                                  ------
    Capital lease obligations,
    less current portion            $280
                                  ------
                                  ------

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 8  DISCONTINUED OPERATIONS AND SUBSEQUENT EVENTS

    Effective May 13, 1996, the Company sold its CGE division to SSI, a Texas corporation, for $45 million in cash pursuant to the terms of an asset purchase agreement entered into on March 23, 1996. Egghead and SSI also entered into a Fulfillment Agreement and a Call Center Lease relating to the provision of certain support services by Egghead to SSI and to the lease for a period of three years of a portion of Egghead's facility previously used by the CGE division. The assets, liabilities, and results of discontinued operations of the CGE division are presented separately in the accompanying financial statements.

    The income from discontinued operations for 1996, 1995, and 1994 is comprised of the following (in thousands):

                                                 Fiscal year
                                                 -----------
                                 1996                1995              1994
                               --------            --------          --------

    Net sales                  $  363.3            $  428.5          $  404.8
    Costs and expenses            362.7               418.7             391.9
                               --------            --------          --------
    Income before provision
      for income taxes              0.6                 9.8              12.9
    Income tax expense              0.2                 3.8               5.1
                               --------            --------          --------
    Income from
      discontinued operations  $    0.4            $    6.0          $    7.8
                               --------            --------          --------
                               --------            --------          --------

    The net assets of discontinued operations for 1996 and 1995 consist of the following (in thousands):

                                                     1996              1995
                                                   --------          --------
Accounts receivable - trade, net of allowance      $   61.7          $   64.0
Merchandise inventory, net                              9.3               4.4
Deferred taxes                                          0.8               1.7
                                                   --------          --------
Net current assets of discontinued operations      $   71.8          $   70.1
                                                   --------          --------
                                                   --------          --------


NOTE 9  THEFT INSURANCE RECOVERY

    Theft insurance recovery of $1.65 million in fiscal 1995 represents settlement of an insurance claim, net of expenses, for inventory stolen from numerous retail stores during fiscal years 1991, 1992, and 1993, by members of a multi-state shoplifting ring.

EGGHEAD, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 10  SHAREHOLDER LITIGATION

    On June 9, 1994, the Company announced that it had settled a shareholders' lawsuit originally filed against the Company and two former officers who were also directors. The action, originally entitled FINUCAN V. EGGHEAD, ET AL., was filed in federal court in Seattle in September 1993 and was alleged to be brought on behalf of all purchasers of the Company's common stock between February 11, 1992, and November 18, 1992, (other than the individual defendants and other individuals and entities otherwise affiliated with the Company). The settlement called for a cash payment by the Company of $2.625 million. Payment was made during fiscal 1995. This settlement was approved by the United States District Court for the Western District of Washington on January 12, 1995. Net of insurance recovery, the settlement and related attorneys fees resulted in a pretax charge of $1.2 million in fiscal year 1994 ($0.04 per share, net of income tax impact).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Part III, Item 10, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1996 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 30, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Part III, Item 11, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1996 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

    The information required by Part III, Item 12, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1996 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 30, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Part III, Item 13, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1996 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 30, 1996.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    A)  Documents filed as a part of this report:
         1.  Financial Statements
             The Consolidated Financial Statements, Notes thereto, Financial Statement Schedules (none), and Accountants' Report thereon are included in Part II, Item 8, of this report.

         2a. Exhibits
             (i)     3.1       Restated Articles of Incorporation of the
                               Company
           (vii)     3.2       Amended Bylaws of the Company
             (x)    10.1   *   Microsoft 1995/1996 Channel Agreement dated July
                               1, 1995, as amended through January 1, 1996.
                    10.2       (Intentionally left blank.)
                    10.3       (Intentionally left blank.)
                    10.4       (Intentionally left blank.)
            (iv)    10.5   *   Microsoft January - June, 1993 Reseller Rebate
                               and Marketing Fund Agreement.
             (v)    10.6   *   Microsoft 1993/1994 Channel Agreement dated July
                               1, 1993.
             (v)    10.7   *   Rebate and Marketing Fund Addendum to the
                               1993/1994 Microsoft Channel Agreement dated
                               November 1, 1993.
             (v)    10.8   *   Amendment to the Microsoft 1993/1994 Channel
                               Agreement (appointment as a Major Chain
                               Reseller) dated November 10, 1993.
             (v)    10.9   *   Reseller agreement with WordPerfect Corporation
                               dated April 1, 1994.
            (vi)    10.10  *   Microsoft 1994/1995 Channel Agreement dated July
                               1, 1994.
            (vi)    10.11  *   Addendum to the Microsoft 1994/1995 Channel
                               Agreement dated July 1, 1994.
           (vii)    10.11a     Amendment No. 1 to the Addendum to the Microsoft
                               1994/1995 Channel Agreement (Appointment as a
                               Large Account Reseller) dated July 1994.
            (vi)    10.12  *   Follow up letter dated August 2, 1994, from
                               Microsoft regarding Microsoft 1994/1995 Channel
                               Agreement dated July 1, 1994.
           (vii)    10.13  *   Addendum to the 1994/1995 Microsoft Channel
                               Agreement dated January 1995.
                    10.14      (Intentionally left blank.)
                    10.15      Lease, as amended,  dated June 9, 1988, between
                               Sammamish Park  Place I Limited Partnership as
                               Landlord and DJ&J Software Corporation as Tenant regarding the Company's administrative headquarters. (Previously filed with registrant's Form 10-K for the fiscal year ended
                               April 1, 1989, as Exhibit 10.46.)
                    10.16      First Amendment to June 9, 1988 lease between
                               Sammamish Park Place I Limited Partnership and
                               DJ&J Software Corporation dated
                               October 4, 1989. (Previously filed with registrant's Form 10-K for the fiscal year ended
                               March 31, 1990, as Exhibit 10.46a.)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                    10.17      Lease dated March 23, 1992 between
                               Sammamish Park Place II Limited Partnership
                               as Landlord and DJ&J Software Corporation
                               as Tenant regarding the Company's
                               administrative headquarters.  (Previously
                               filed with registrant's Form 10-K for the
                               fiscal year ended March 28, 1992, as
                               Exhibit 10.47.)
                    10.18      Lease Termination and Rent Payment
                               Agreement between Sammamish Park Place II
                               Limited Partnership as Landlord and DJ&J
                               Software Corporation as Tenant regarding
                               the Company's administrative headquarters.
                               (Previously filed with registrant's Form
                               10-Q for the first quarter of fiscal 1995
                               ended July 2, 1994.)
            (vi)    10.18a     First Amendment to Lease Termination and
                               Rent Payment Agreement between Sammamish
                               Park Place II Limited Partnership as
                               Landlord and DJ&J Software Corporation as
                               Tenant.
            (vi)    10.18b     Second Amendment to Lease Termination and
                               Rent Payment Agreement between Sammamish
                               Park Place II Limited Partnership as
                               Landlord and DJ&J Software Corporation as
                               Tenant.
           (iii)    10.19      Lease dated March 23, 1989, between The CHY
                               Company as Landlord and DJ&J Software as
                               Tenant regarding the Company's Sacramento
                               distribution facility.
           (iii)    10.20      First amendment to lease between The CHY
                               Company as Landlord and DJ&J Software, as
                               Tenant regarding the Company's Sacramento
                               distribution facility.
                    10.21      (Intentionally left blank.)
             (i)    10.22      Lease Agreement dated January 7, 1988, with
                               Granite Properties, a limited partnership,
                               as Landlord and DJ&J Software Corporation,
                               as Tenant regarding Lancaster distribution
                               facility.
             (i)    10.23      Master License Agreement dated February 12,
                               1988, with Staples, Inc. as Licensor and
                               DJ&J Software Corporation as Licensee,
                               regarding an exclusive right to sell items
                               in Staples' discount stores.
                    10.24      First Amendment to Master License Agreement
                               between Staples, Inc. and DJ&J Software
                               Corporation dated November 14, 1990.
                               (Previously filed with registrant's Form
                               10-K for the fiscal year ended March 30,
                               1991, as same Exhibit number.)
          (viii)    10.25      Asset Purchase Agreement by and among
                               Software Spectrum, Inc., Egghead, Inc. and
                               DJ&J Software Corporation dated as of March
                               23, 1996 with Exhibits 4.11 and 4.12
                               thereto
                    10.26      (Intentionally left blank.)
                    10.27      Form of Indemnification Agreement between
                               the Company and its directors. (Previously filed with registrant's Form 10-Q for the third quarter of fiscal 1995 ended December
                               31, 1994.)
                    10.28      Form of Indemnification Agreement between
                               DJ&J Software Corporation and its
                               directors.  (Previously filed with
                               registrant's Form 10-Q for the third
                               quarter of fiscal 1995 ended December 31, 1994.)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

            (vi)    10.29      Revolving Loan Agreement dated September
                               30, 1994, among Seattle-First National Bank and U.S. Bank of Washington, National
                               Association, Egghead, Inc., and DJ&J
                               Software Corporation.

                    10.30      Revolving Loan Agreement dated September
                               30, 1993 among Seattle-First National Bank and U.S. Bank of Washington, National Association, Egghead, Inc., and DJ&J
                               Software Corporation. (Previously filed with registrant's Form 10-Q dated October
                               16, 1993, as same exhibit number.)
                    10.31      (Intentionally left blank.)
                    10.32      (Intentionally left blank.)
                    10.33  **  Executive employment agreement between
                               Egghead, Inc. and Terence M. Strom dated
                               June 28, 1993.  (Previously filed with
                               registrant's Form 10-Q dated October 16,
                               1993, as Exhibit 10.34.)
            (ii)    10.34  **  Egghead, Inc. 1989 Executive Retention
                               Incentive Stock Option Plan.
            (ii)    10.35  **  Egghead, Inc. 1989 Executive Retention
                               Incentive Stock Option Agreement between
                               Egghead, Inc. and Stuart M. Sloan dated
                               February 23, 1989.
            (ii)    10.36  **  Egghead, Inc. 1989 Executive Retention Non-
                               Qualified Stock Option Agreement between
                               Egghead, Inc. and Stuart M. Sloan dated February 23, 1989.
           (iii)    10.36a **  Amendment No. 1 to Egghead, Inc. 1989
                               Executive Retention Non-Qualified Stock
                               Option Agreement between Egghead, Inc. and
                               Stuart M. Sloan dated April 17, 1991.
                    10.37      (Intentionally left blank.)
                    10.38      (Intentionally left blank.)
            (ii)    10.39  **  Egghead, Inc. 1989 Executive Retention
                               Incentive Stock Option Agreement between
                               Egghead, Inc. and Ronald A. Weinstein dated
                               February 23, 1989.
           (iii)    10.39a **  Amendment No. 1 to Egghead, Inc. 1989
                               Executive Retention Incentive Stock Option
                               Agreement between Egghead, Inc. and Ronald
                               A. Weinstein dated April 17, 1991.
            (ii)    10.40  **  Egghead, Inc. 1989 Executive Retention Non-
                               Qualified Stock Option Agreement between
                               Egghead, Inc. and Ronald A. Weinstein dated
                               February 23, 1989.
           (iii)    10.40a **  Amendment No. 1 to Egghead, Inc. 1989
                               Executive Retention Non-Qualified Stock
                               Option Agreement between Egghead, Inc. and
                               Ronald A. Weinstein dated April 17, 1991.
                    10.41      (Intentionally left blank.)
                    10.42      (Intentionally left blank.)
            (ii)    10.43  **  Egghead, Inc. 1989 Executive Retention
                               Incentive Stock Option Agreement between
                               Egghead, Inc. and Matthew J. Griffin dated
                               February 23, 1989.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

            (ii)    10.44  **  Egghead, Inc. 1989 Executive Retention Non-
                               Qualified Stock Option Agreement between
                               Egghead, Inc. and Matthew J. Griffin dated
                               February 23, 1989.
           (iii)    10.44a **  Egghead, Inc. 1989 Executive Retention Non-
                               Qualified Stock Option Agreement between
                               Egghead, Inc., and Matthew J. Griffin dated
                               April 17, 1991.
                    10.45      (Intentionally left blank.)
                    10.46      (Intentionally left blank.)
                    10.47      (Intentionally left blank.)
                    10.48  **  Egghead, Inc. 1989 Employee Stock Purchase
                               plan.  (Previously filed with registrant's
                               Form S-8 dated June 23, 1990, as Exhibit
                               10.)
                    10.49  **  Egghead, Inc. 1993 Stock Option Plan.
                               (Previously filed with registrant's Form
                               10-Q dated October 16, 1993, as Exhibit
                               10.31.)
             (x)    10.50  **  Egghead, Inc. Restated Nonemployee Director
                               Stock Option Plan.
             (x)    21.1       Schedule of subsidiaries.
             (x)    23.1       Consent of Independent Public Accountants.
                    24.1       Power of Attorney (See Page 44).
             (x)    27         Financial Data Schedule.

         Footnotes

             (i) Previously filed with registrant's Registration Statement on Form S-1, Registration No. 33-21472, as same Exhibit number.
            (ii)  Previously filed with the registrant's Form 8-K dated
                  February 23, 1989, as Exhibit numbers 10.1 to 10.13.
           (iii)  Previously filed with registrant's Form 10-K for the fiscal year ended March 28, 1992, as same Exhibit number.
            (iv) Previously filed with registrant's Form 10-K for the fiscal year ended April 3, 1993, as same Exhibit number.
             (v) Previously filed with registrant's Form 10-K for the fiscal year ended April 2, 1994, as same Exhibit number.
            (vi) Previously filed with registrant's Form 10-Q for the second quarter of fiscal 1995 ended October 1, 1994.
           (vii) Previously filed with registrant's Form 10-K for the fiscal year ended April 1, 1995, as same Exhibit number.
          (viii) Previously filed with registrant's Form 8-K dated March 23, 1996, as Exhibit number 2.1.
             (x)  Filed herewith.
              * Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934. Each exhibit has been marked to identify the confidential portions that are omitted.
             ** Designates management contract or compensatory plan or arrangement.

             2b.  Form 8-K

                  Egghead, Inc., filed one report on Form 8-K, dated March 23, 1996, during the fourth quarter of its fiscal year ended March 30, 1996, which reported on Items 5 and 7 of Form 8-K.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Liberty Lake, State of Washington, on June 28, 1996.

                                       EGGHEAD, INC.

                                       By
                                         ------------------------------------
                                            Terence M. Strom
                                            President and Chief Executive
                                            Officer

    POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints Terence M. Strom and Edward S. Wozniak, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on June __, 1996, on behalf of the Registrant and in the capacities indicated.

    Signature                                         Title
    ---------                                         -----


    ------------------------------     President, Chief Executive Officer,
         Terence M. Strom              and Director (Principal
                                       Executive Officer)


    ------------------------------     Vice President, Chief Financial
         Edward S. Wozniak             Officer (Principal Financial and
                                       Accounting Officer)

    ------------------------------     Chairman of the Board, Director
         George P. Orban


    ------------------------------     Director
         Paul G. Allen


    ------------------------------     Director
         Richard P. Cooley


    ------------------------------     Director
         Steven E. Lebow

    ------------------------------     Director
    Linda Fayne Levinson


    ------------------------------     Director
    Samuel N. Stroum