Form 10-K/A
period 1996-03-30
EGGHEAD INC /WA/
filed 1996-07-29
CIK 832320

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K/A
                                   (Amendment No. 1)

                                     -------------

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---
    EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1996
                                          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---
    EXCHANGE ACT OF 1934 For the transition period from         to
                                                        --------   --------

                            Commission file number 0-16930
                                                   -------

                                    EGGHEAD, INC.
                                    -------------
                (Exact name of registrant as specified in its charter)

WASHINGTON                                                 91-1296187
- ----------                                                 ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

EAST 22705 MISSION
LIBERTY LAKE, WASHINGTON                                   99019
- ------------------------                                   -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (509) 922-7031
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
              ------

To the best of Egghead, Inc.'s knowledge, the aggregate market value of the voting stock held by non-affiliates of the registrant at July 22, 1996 was $161,578,331.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AT
         CLASS                                              July 22, 1996
         -----                                              --------------
    Common Stock, $.01 par value                           17,580,278 shares



                         DOCUMENTS INCORPORATED BY REFERENCE

                                        [None]

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

    In August 1995, Egghead formed ELEKOM, a new subsidiary. ELEKOM was formed to develop electronic commerce applications and services which link customers and their suppliers. EleTrade, a product being developed by ELEKOM, uses Lotus Notes and other notes networks to provide large organizations an easy-to-use, cost-effective, secure and reliable product ordering and order management system for non-production goods and services. EleTrade allows companies to create customized electronic catalogs with multi-media product information and customer-specific pricing. ELEKOM is also developing additional enhancements which will automate the internal requisition and approval process and which may create better asset/inventory management and allow electronic software distribution. ELEKOM, a development stage company, incurred selling, general and administrative costs of approximately $1.1 million in fiscal 1996 and is not expected to make significant sales or distribution of products in fiscal year 1997.

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

PART II. Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

    In August 1995, Egghead formed Elekom Corporation (ELEKOM), a new subsidiary. ELEKOM was formed to develop electronic commerce applications and services which link customers and their suppliers. EleTrade, a product being developed by ELEKOM, uses Lotus Notes and other notes networks to give large organizations an easy-to-use, cost-effective, secure and reliable product ordering and order management system for non-production goods and services. EleTrade allows companies to create customized electronic catalogs with multi-media product information and customer-specific pricing. ELEKOM is also developing additional enhancements which will automate the internal requisition and approval process and which may create better asset/inventory management and allow electronic software distribution. ELEKOM, a development stage company, incurred selling, general and administrative costs of approximately $1.1 million in fiscal 1996 and is not expected to have significant sales or distribute products in fiscal year 1997.

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

    Development Stage Subsidiary - In August 1995, the Company formed ELEKOM, a subsidiary, which is developing electronic commerce applications and services which link customers and their suppliers. Selling, general and administrative costs of approximately $1.1 million and $407,000 were incurred by ELEKOM in fiscal 1996 and 1995, respectively. ELEKOM is expected to continue to incur costs in development of these products and is not expected to make significant sales or distribution of products in fiscal 1997. There can be no assurance that ELEKOM will complete development of these products, or if completed, that the products will have a market or that another similar product will not be already be introduced by a competitor. See "Business - General

    Readers are cautioned not to place undue reliance on the Company's forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    During fiscal 1996, the Company financed its working capital requirements and capital expenditures with cash provided by operations. Effective December 8, 1995, the Company entered into a revolving loan agreement with two banks providing for secured borrowings of up to $35 million through April 30, 1996. Each bank provided a $17.5 million line of credit and one bank served as agent for the agreement. The Company could elect interest rates on the notes based on the participating banks' rates on certificates of deposit, LIBOR, or prime rate. The agreement contained a number of covenants, including a restriction on the payment of dividends and compliance with certain financial ratios. The Company was not in compliance with the net worth covenant at March 30, 1996. The Company had no outstanding borrowings under the revolving loan agreement at March 30, 1996. The line was not renewed at expiration and the lien on Company assets securing borrowings was released.

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





Arthur Andersen LLP


Seattle, Washington,
May 29, 1996

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

EGGHEAD, INC. AND SUBSIDIARIES
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


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

EGGHEAD, INC. AND SUBSIDIARIES
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

EGGHEAD, INC. AND SUBSIDIARIES
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

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

PART II. Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGGHEAD, INC. AND SUBSIDIARIES

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


NOTE 3  NOTES PAYABLE TO BANKS

    Effective December 8, 1995, the Company entered into a revolving loan agreement with two banks providing for secured borrowings of up to $35 million through April 30, 1996. Each bank provided a $17.5 million line of credit and one bank served as agent for the agreement. The Company could elect interest rates on the notes based on the participating banks' rates on certificates of deposit, LIBOR, or prime rate. The agreement contained a number of covenants, including a restriction on the payment of dividends and compliance with certain financial ratios. The Company was not in compliance with net worth ratios as of March 30, 1996. The Company had no outstanding borrowings under the revolving loan agreement at March 30, 1996. The line was not renewed at expiration and the lien on Company assets securing borrowings was released.

    A summary of borrowings under the lines of credit follows (in thousands):

                                                    Fiscal year
                                                    -----------
                                         1996           1995           1994
                                      ---------      ---------      ---------

    Maximum amount outstanding        $ 11,275       $      -       $  5,950
    Average amount outstanding        $    285       $      -       $    350
    Weighted average interest rate         8.0%             -%           3.9%

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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
                                  ------
                                  ------

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

                                  PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------------------------------------------------

                                 Directors

    The Company's Board of Directors (the "Board") is divided into three classes: Class I, Class II, and Class III. Each director serves for a term ending at the third annual meeting of shareholders following the annual meeting at which he or she was elected, except that any director appointed by the Board serves, subject to election by the shareholders at the next annual meeting, for a term ending at the annual meeting of shareholders for the class to which the director was appointed. Each director serves until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal.


    CLASS II DIRECTORS (TERMS TO EXPIRE IN 1999)

    STEVEN E. LEBOW, age 42, has been a director of the Company since November 1985. Mr. Lebow is a Managing Director of the Investment Banking Division of Donaldson, Lufkin & Jenrette Securities Corporation, where he has been employed since 1979.

    LINDA FAYNE LEVINSON, age 54, has served as the President of Fayne Levinson Associates, a general management consulting firm to consumer and financial service organizations, since 1982. Ms. Levinson also serves as a member of the Boards of Genentech, Inc., Jacobs Engineering Group Inc. and Administaff Inc. Ms. Levinson was an executive at Creative Artists Agency, Inc. from 1993 through February 1994 and was a partner of Wings Partners, a Los Angeles-based merchant bank whose holdings include Northwest Airlines, from 1989 until 1993. Ms. Levinson was a Senior Vice President at American Express Travel Related Services Co., Inc. from 1984 until 1987, and was at McKinsey & Co., a worldwide general management consulting firm, from 1972 through 1981, where she was made the first woman partner in 1979. Ms. Levinson has been a director of the Company since September 1993.

    MELVIN A. WILMORE, age 50, was appointed a director of the Company in July 1996. Mr. Wilmore is a director and the President and Chief Operating Officer ("COO") of Ross Stores, Inc., a California based company which operates a nationwide chain of retail clothing stores. He began his association with that company in December 1991 as its Executive Vice President and COO, and was promoted to President and elected to the Board of Directors in March 1993.
Prior to joining Ross Stores, Mr. Wilmore was President and Chief Executive Officer of Live Specialty Retail, a division of LIVE Entertainment, Inc. which operates a chain of prerecorded software home entertainment stores. He has been employed by Zale Jewelry and currently serves on the Board of Directors of Hechinger Company.

     CLASS III DIRECTORS (TERMS TO EXPIRE IN 1997)

    GEORGE P. ORBAN, age 50, has been a director of the Company since November 1985, and in May 1996 was appointed Chairman of the Board. Mr. Orban is Managing Partner of Orban Partners, a private investment company, and a director and co-founder of Ross Stores, Inc., which operates a chain of retail clothing stores. He is also the founder of Office Mart Holdings Corporation, Inc., which operates a chain of retail office products superstores, where he served as Chairman of the Board until 1992.

    ERIC P. ROBISON, age 36, was appointed a director of the Company in July 1996. Since 1994 Mr. Robison has been a Business Development Associate for Vulcan Ventures Inc. ("Vulcan"), a venture capital firm wholly-owned by Paul
G. Allen, a former director of the Company. Mr. Robison's responsibilities at Vulcan include overseeing investment opportunities for Mr. Allen as well as providing strategic business consultation to the many companies controlled by Mr. Allen. Prior to joining Vulcan, Mr. Robison was co-founder and Vice President of The Stanton Robison Group, Inc., a business developement, marketing and advertising consulting firm, from 1992 - 1993. During 1991 he was a consultant with Stanton Bondo & Co. and for the two years before that, he was Vice President of SGS, Inc., which is involved in the restaurant business. He also serves on the Board of Directors for the following publicly held companies: ARI Network Services, Inc. and C/NET, Inc.



    CLASS I DIRECTORS (TERMS TO EXPIRE IN 1998)

    RICHARD P. COOLEY, age 72, has been a director of the Company since September 1992 and served as Chairman from February 1993 to June 1993. He was Chairman of Seafirst Bank from January 1983 to December 1990, Chairman of the Executive Committee of Seafirst Bank from January 1991 to March 1994, and was named Honorary Director of Seafirst Bank in April 1994. Mr. Cooley also serves as a director of Ackerley Comm., Inc.

    TERENCE M. STROM, age 52, has been a director and the President of the Company since June 1993, and the Chief Executive Officer of the Company since September 1993. From January 1990 until joining the Company, he served as Senior Vice President of Marketing, and from July 1989 until December 1989 as Vice President of Merchandising, of Best Buy Co., Inc., a consumer electronics retail chain.

    SAMUEL N. STROUM, age 75, has been a director of the Company since June 1984. He is the principal of Samuel Stroum Enterprises, a private investment company, and the Chairman of MACS Air, Inc., an air charter company. From 1975 to April 1991, Mr. Stroum served as a director of both Seafirst Bank and Seafirst Corporation. At Seafirst Corporation Mr. Stroum also served on the Executive Committee and was Chairman of the Organization Committee. He is also a Regent and Past President of the Board of Regents of the University of Washington.

                                 Executive Officers

                                    -------------


    TOMMY E. COLLINS, age 39, joined the Company in July 1995 as Director of Management Information Systems ("MIS"). In May 1996 he was promoted to Vice President of MIS. Prior to joining the Company, Mr. Collins spent ten years at Key Tronic Corporation, serving for the last five years as Director of Corporate Information Services. Key Tronic Corporation is an independent computer peripheral manufacturing company.

    KURT S. CONKLIN, age 43, joined the Company in August 1994 as Vice President of Human Resources. In May 1996 he was promoted to Senior Vice President. From June 1992 until joining the Company, Mr. Conklin was employed as the Vice President of Human Resources and Purchasing at Key Tronic Corporation, a computer peripheral manufacturing company. From August 1987 to August 1991, he was the Vice President of Administration at Danzas Corporation, a freight forwarding company.

    DIANE E. COUSINEAU, age 46, was appointed Vice President of Stores in June 1995. Ms. Cousineau joined the Company in September 1990 as Director of Special Projects, and served as Director of Retail Operations from February 1991 to June 1995. Prior to joining the Company, Ms. Cousineau was employed by Waldenbooks for ten years, where she held various management positions, including Regional Director of the Northeast.

    PETER F. GROSSMAN, age 42, joined the Company in September 1994 as Vice President of Retail and in August 1995 he was named Vice President of Merchandising and Advertising. He was promoted to Executive Vice President in May 1996. Prior to joining the Company, Mr. Grossman was employed by The Sharper Image, a national retail and catalog sales company, where he served as Executive Vice President of Merchandising from July 1993 to September 1994, and as Senior Vice President of Merchandising from May 1990 to June 1993. He has also been employed as a Vice President by Rich's/Goldsmith's and The Emporium, both department store chains.

    JAMES F. KALASKY, age 46, joined the Company as Merchandising Manager in July 1995 and was promoted to Vice President of Merchandising in May 1996. Previously Mr. Kalasky was Director of Merchandising at Damark International, a membership driven consumer direct marketing company, from 1994 to 1995, and before that, Vice President of Merchandising at Best Buy Co., Inc., a consumer electronics retail chain, from 1992 to 1994. Prior to his association with Best Buy Co., Inc., Mr. Kalasky was the Merchandising Manager for ten years at Boscov's, a Pennsylvania based department store chain.

    KIRK W. LOCKHART, age 39, joined the Company in November 1994 as Vice President of International. Since August 1995 he has also served as President of the Company's wholly-owned subsidiary, ELEKOM Corporation. In May 1996 he resigned as the Company's Vice President of International. From August 1993 to October 1994, he was employed as Director of Strategic Planning by Best Buy Co., Inc., a consumer electronics retail chain. From June 1991 to August 1993, Mr. Lockhart was Senior Manager of Strategic Information Systems at Pioneer North America, a manufacturing company. Prior to that time Mr. Lockhart was employed by CCH Computax from August 1981 to June 1991 as Director of Marketing.

    RONALD J. SMITH, age 49, has been with the Company since 1987 and has been a Senior Vice President since May 1996. He served as Vice President of
Distribution and Real Estate from September 1993 to May 1996. From May 1992 until August 1993, he was Vice President of Distribution. From July 1988 until April 1992, Mr. Smith was the Company's Director of Distribution, and from January 1988 until June 1988 he was General Manager of Distribution.

    EDWARD S. WOZNIAK, age 50, joined the Company in May 1996 as Vice President, Secretary and Chief Financial Officer. Before joining the Company he was associated for over five years with the Thom McAn Shoe Company, a division of Melville Corporation, where he most recently served as Senior Vice President and Chief Financial Officer. Mr. Wozniak also has been employed by Federated Department Stores, Inc. and the General Foods Corporation.

COMPLIANCE WITH SEC REPORTING REQUIREMENTS
        ------------------------

    Officers and directors of the Company and persons who own more than ten percent of the Company's stock are required to report to the Securities and Exchange Commission ("SEC") ownership and changes in ownership of the Company's stock. Regulations promulgated by the SEC require the Company to disclose to its shareholders those filings that were not made on a timely basis. Based solely on its review of copies of such reports received by it, or written representations received from reporting persons that no such forms were required for those persons, the Company believes that, during fiscal year 1996, its officers and directors complied with all applicable filing requirements, with the following exceptions: Messrs. Ron Foster and Glenn Johnson, both former Vice Presidents of the Company, filed late their respective initial beneficial ownership reports on Form 3 that were required to be filed in connection with the commencement of their employment as executive officers of the Company.

ITEM 11.
EXECUTIVE COMPENSATION
- ------------------------

ANNUAL AND LONG-TERM COMPENSATION

    The following table sets forth annual and long-term compensation for services rendered during fiscal years 1996, 1995, and 1994, by Mr. Stroum, the Company's Chief Executive Officer, and the other Named Executive Officers.

                           SUMMARY COMPENSATION TABLE


                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                      ANNUAL COMPENSATION                  AWARDS
                                          -------------------------------------------   ------------
                                                                         OTHER ANNUAL    SECURITIES     ALL OTHER
                                           FISCAL     SALARY    BONUS    COMPENSATION    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR (1)   ($) (1)     ($)         ($)        OPTIONS (#)      ($) (2)
- ----------------------------------------  --------   --------  --------  ------------   ------------   ------------
Terence M. Strom (3) ...................   1996      $299,994  $      0    $70,395              0         $    0
 President and Chief                       1995       300,000   300,000          0         50,000              0
 Executive Officer                         1994       230,769   852,500     31,075        268,000            N/A
Brian W. Bender (4) ....................   1996       196,442    30,080     53,804         45,000              0
 Vice President, Chief                     1995           N/A       N/A        N/A            N/A            N/A
 Financial Officer and                     1994           N/A       N/A        N/A            N/A            N/A
 Secretary
Peter F. Grossman (5) ..................   1996       230,000         0     58,273         20,000          4,423
 Executive Vice                            1995       123,846         0      5,846         40,000              0
 President                                 1994           N/A       N/A        N/A            N/A            N/A
Ronald J. Smith (6) ....................   1996       150,000    77,943     56,459         20,000          3,398
 Senior Vice President                     1995       147,308         0          0         25,000          1,247
                                           1994       120,731         0          0              0          2,233
Kurt S. Conklin (7) ....................   1996       140,000    62,940     65,702         20,000          3,951
 Senior Vice President                     1995        70,615         0     21,800         25,000              0
                                           1994           N/A       N/A        N/A            N/A            N/A

- ------------------------
(1) Fiscal years 1996, 1995 and 1994 each had 52 weeks.

(2) Amounts represent contributions by the Company to the Company's Nest Egg 401(k) savings plan on behalf of participating Named Executive Officers.

(3) Mr. Strom joined the Company in June 1993. The salary shown for fiscal year 1994 is for a partial fiscal year's employment. Mr. Strom's bonus for fiscal year 1995 represents a guaranteed bonus based on his employment agreement, the term of which ended June 28, 1996. His fiscal year 1994 bonus represents a grant of 68,000 shares of Common Stock upon the commencement of his employment, valued at the market price of such shares on the date of grant, and a $300,000 guaranteed cash bonus. Other Annual Compensation in fiscal year 1994 include amounts paid for costs associated with the sale of Mr. Strom's prior residence upon commencement of his employment with the Company and in fiscal year 1996 includes amounts paid for relocation expenses incurred as a result of the relocation of corporate headquarters.

(4) Mr. Bender joined the Company in May 1995. The salary shown for fiscal year 1996 is for a partial fiscal year's employment. Other Annual Compensation in fiscal year 1996 represents amounts paid for relocation costs related to the sale of Mr. Bender's prior residence and the cost of temporary housing upon commencement of his employment with the Company. In fiscal year 1996 he received a bonus of $30,080 for his contribution to the relocation of the Company's corporate headquarters. Mr. Bender resigned from the Company in May 1996.

(5) Mr. Grossman's Other Annual Compensation in fiscal year 1996 is comprised of amounts paid for relocation expenses incurred as a result of the relocation of the corporate headquarters. Other Annual Compensation in fiscal  year 1995  consists of amounts paid for relocation  costs
    associated  with  the  commencement  of  Mr.   Grossman's employment with
    the Company. Amounts for fiscal year 1994 are not applicable as Mr. Grossman did not begin his employment with the Company until fiscal year 1995.

(6) In fiscal year 1996, Mr. Smith received an aggregate bonus of $77,943 for his contribution to the relocation of the Company's headquarters and the relocation of the Company's former Corporate, Government and Education division. Other Annual Compensation includes amounts paid for expenses incurred as a result of the relocation of the Company's headquarters.

(7) In fiscal year 1996, Mr. Conklin received an aggregate bonus of $62,940 for his contribution to the relocation of the Company's headquarters and the relocation of the Company's former Corporate, Government and Education division. Other Annual Compensation in fiscal year 1996 consists of amounts paid for expenses incurred as a result of the relocation of the Company's headquarters. Other Annual Compensation in fiscal year 1995 consists of amounts paid for relocation costs associated with the commencement of Mr. Conklin's employment with the Company. Amounts for fiscal year 1994 are not applicable as Mr. Conklin did not begin his employment with the Company until fiscal year 1995.

OPTION GRANTS IN FISCAL YEAR 1996

    The following table sets forth stock option grants during fiscal year ended March 30, 1996, to Mr. Strom, the Company's Chief Executive Officer, and the other Named Executive Officers, pursuant to the Company's 1993 Stock Option Plan and the Company's 1986 Combined Incentive and Non-Qualified Stock Option Plan.

                       OPTION GRANTS IN FISCAL YEAR 1996

                                                                                               POTENTIAL REALIZABLE
                                     INDIVIDUAL GRANTS                                                VALUE
- -------------------------------------------------------------------------------------------     AT ASSUMED ANNUAL
                                    NUMBER OF                                                     RATES OF STOCK
                                   SECURITIES                                                 PRICE APPRECIATION FOR
                                   UNDERLYING       % OF TOTAL                                     OPTION TERM
                                     OPTIONS      OPTIONS GRANTED    EXERCISE                ------------------------
                                     GRANTED       TO EMPLOYEES        PRICE    EXPIRATION       5%           10%
NAME                                 (#) (1)      IN FISCAL YEAR     ($/SHARE)     DATE        ($) (2)      ($) (2)
- ---------------------------------  -----------  -------------------  ---------  -----------  -----------  -----------
Terence M. Strom.................           0             0.0%             N/A      N/A      $         0  $         0
Brian Bender.....................      40,000             6.5%          9.8800    5/18/05        248,413      629,528
                                        5,000             0.8%         10.7500    6/7/05          33,803       85,664
Peter F. Grossman................      20,000             3.2%         10.7500    6/7/05         135,212      342,655
Ronald J. Smith..................      20,000             3.2%         10.7500    6/7/05         135,212      342,655
Kurt S. Conklin..................      20,000             3.2%         10.7500    6/7/05         135,212      342,655

- ------------------------

(1) Options granted are nonqualified options, have terms of ten years from the date of grant and become exercisable over a three year period in increments of one-sixth, one-third and one-half of the total, respectively. The options were granted at fair market value on the date of grant. Upon the occurrence of certain business combination transactions, the exercisability of the options would be accelerated or assumed by the surviving or acquiring corporation. (SEE "EXECUTIVE COMPENSATION -- CHANGE OF CONTROL ARRANGEMENTS-OPTION PLANS.")

(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to expiration of their terms assuming the specified compounded rates of appreciation on the base price (5% and 10%) of the Common Stock over the terms of the options. The 5% and 10% amounts are calculated based on rules required by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the timing of such exercises and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in these columns can be achieved or that the amounts reflected will be received by the individuals.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996 AND FISCAL YEAR-END OPTION
VALUES

    The following table sets forth information with respect to stock option grants made under the Company's stock option plans to Mr. Strom, the Chief Executive Officer, and the other Named Executive Officers, including (i) the number of shares of Common Stock purchased upon exercise of options in fiscal year 1996; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at March 30, 1996; and (iv) the value of unexercised in-the-money options at March 30, 1996.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                                      AND
                         FISCAL YEAR-END OPTION VALUES


                                                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                           SHARES                        UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                          ACQUIRED          VALUE      OPTIONS AT FISCAL YEAR-END    AT FISCAL YEAR END (1)
                                         ON EXERCISE      REALIZED     --------------------------  --------------------------
NAME                                         (#)             ($)       EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
- -------------------------------------  ---------------  -------------  -----------  -------------  -----------  -------------
Terence M. Strom.....................             0       $       0       108,335        141,665   $   259,897   $   274,478
Brian Bender.........................             0               0             0         45,000             0        32,500
Peter F. Grossman....................             0               0         6,668         53,332        25,422       127,078
Ronald J. Smith......................             0               0        14,668         42,332        18,756        93,744
Kurt S. Conklin......................             0               0         1,251         26,249         4,769        23,824

- ------------------------
(1) Values are based on the difference between the option exercise price and the fair market value on March 30, 1996 ($10.6875 per share as quoted in the Nasdaq National Market), multiplied by the respective number of vested and unvested shares underlying the option.

CHANGE OF CONTROL ARRANGEMENTS

    CHANGE OF CONTROL AGREEMENTS. In July 1996 the Company entered into Senior Management Employment Agreements with Peter F. Grossman, Ronald J. Smith, Kurt
S. Conklin, Edward S. Wozniak, Tommy E. Collins, James F. Kalasky, Diane E. Cousineau and eight other executives. These agreements provide certain benefits in the event that, during the two-year period after execution, such executive's employment is terminated by the Company for any reason other than "cause" or by the executive for "good reason" (as both terms are defined in the agreement) following a "change of control" of the Company. Such benefits include (i) payment of the executive's base salary for the balance of such two-year period,
(ii) payment of an amount equal to such executive's annual base salary for one year following termination (or six months in the case of certain executives) and
(iii) continuation of life insurance, disability, medical and dental, and other similar employee benefits for the balance of such two-year period or for one year (or six months in the case of certain executives), whichever is longer. Such benefits are also payable by the Company in the event of the executive's death or disability following a change of control of the Company. All amounts payable under the Senior Management Employment Agreements are subject to the limitation that no amounts that would constitute an excess parachute payment (within the meaning of Section 280G(b) of the Internal Revenue Code) may be paid to any executive. On each anniversary, the Senior Management Employment Agreements are automatically extended for an additional year, unless the Company notifies the executive at least sixty (60) days prior to such anniversary.

    Except as described in the foregoing paragraphs, the Company has not entered into any employment agreements with its executive officers as of the date of this proxy statement.

    OPTION PLANS. The Company's stock option plans provide that, upon the occurrence of certain transactions, including certain mergers and other business combinations involving the Company, outstanding options will fully vest, subject to termination upon consummation of such transaction. In the alternative, at the discretion of the Company and the corporation(s) participating in such transactions, such options may be assumed by the acquiring or surviving corporation.

    DIRECTOR PLAN. The Company's Non-employee Director Stock Option Plan provides that upon the occurrence of certain transactions, including certain mergers and business combinations involving the Company, the vesting of outstanding options will be accelerated so that all options would be immediately exercisable. Any options not exercised would terminate upon consummation of such a transaction.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

    Messrs. Stroum and Orban, and Ms. Levinson, all shareholders and directors of the Company, together with Mr. Paul G. Allen, former director, were all members of the Compensation Committee of the Board during fiscal year 1996.

    Mr. Allen is a shareholder and director of Microsoft Corporation, the founder and Chairman of Asymetrix Corporation, and the President and sole shareholder of Vulcan Ventures Inc. In fiscal year 1996, aggregate software purchases by the Company directly from Microsoft were approximately $158,258,685. Additional Microsoft products were purchased by the Company through third-party distributors. In fiscal year 1996, aggregate purchases by the Company from Asymetrix were approximately $605,613. Both Asymetrix and Microsoft purchased products directly from the Company during fiscal year 1996 in the respective amounts of $112,186 and $9,838,497. All of such purchases were made in the ordinary course of business at prevailing rates for corporate customers. In a stock purchase agreement among Vulcan Ventures Inc. and certain shareholders of the Company (including certain of the Company's directors) dated June 18, 1987, such shareholders agreed to use their best efforts to encourage the Company and its subsidiaries to do business with the above entities as well as with any other affiliate of Mr. Allen or Vulcan Ventures Inc., provided the transaction is on an arm's-length basis.

    Mr. Stroum and his daughter, Marsha Sloan Glazer, were directors and shareholders of SureFind Corp. ("SureFind"), a company providing electronic interactive products, that was dissolved during fiscal year 1996. Mr. Allen (through Vulcan Ventures Inc.), Mr. Lebow, and another of Mr. Stroum's daughters, Cynthia Stroum Meagher, were also shareholders of SureFind until its dissolution. In July 1993, SureFind and the Company entered into an Interactive Express' Services Agreement ("Agreement"), having a term of approximately three and one-half years, under which SureFind was contracted to develop and license a telephonic information order system for the Company for approximately $700,000, plus certain service fees, subject to certain credits. In May 1994, SureFind and the Company agreed to modify the Agreement and settle obligations incurred to date at $600,000. The modification, having a term of two years from the original Agreement date, provided for payment to SureFind by the Company of a minimum of $30,000 per month, plus certain service fees, subject to certain credits, for ongoing project support and development of additional applications for the Company. Pursuant to the terms of the modification, the Agreement terminated in July 1995. During fiscal year 1996 prior to such termination, the Company paid SureFind an aggregate amount of $180,000 for such services.

    The Company has entered into an arrangement with Retail Enterprises, Inc. ("Retail Enterprises"), a retail consulting firm wholly-owned by George P. Orban, Chairman of the Company's Board of Directors. Pursuant to the arrangement, Retail Enterprises will provide consulting services and advice to the Company on retail strategy. The Company will pay Retail Enterprises a consulting fee of $25,000 per month for such services.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    OVERVIEW AND PHILOSOPHY. The Compensation Committee of the Board (the "Committee") is responsible for recommending to the Board compensation for the Company's five highest-compensated executive officers, including the Company's Chief Executive Officer, and for reviewing and approving compensation recommendations made by the Chief Executive Officer for the other executive officers. The Committee is also responsible for administering all of the Company's compensation programs.

    The Committee's goal is to provide compensation that is fair and competitive and that will reward sustained high performance. The Committee also believes that executives should have the opportunity for a significant portion of their compensation to be "at risk" in the form of incentive compensation. The Company's executive compensation packages generally consist of base salary, annual incentive compensation in the form of bonuses, and long-term incentive compensation in the form of stock options. The Committee also administers and reviews any employment agreements between the Company and its executives.

    BASE SALARY. In determining the base salary for a particular executive within the salary range for his or her position, the Committee initially takes into account the salary necessary to encourage the executive to join the Company in lieu of pursuing other employment opportunities. In later years, the Committee considers the amount budgeted by the Board for salary increases and the executive's success in achieving the performance objectives established annually for such executive. The performance objectives established annually for executives consist of both quantitative goals (such as increasing revenue, margin or number of accounts, or decreasing returns) and qualitative goals (such as training subordinates, managing special projects, and responding to changing market conditions). There is generally no specific weighing of these factors. The base salaries received by the Named Executive Officers (other than the Chief Executive Officer) generally are above the median for base salaries of executives in similar positions at companies in the comparison group (the "Comparison Group"), which is composed of national retail companies with annual revenues ranging from $100 million to $2.5 billion, none of which companies are included in the CRSP Index for Nasdaq Stock Market (SIC 573) used in the
Company's stock price performance graph which appears later in this document. The Company does not have a target range for base salaries for executive officers.

    ANNUAL INCENTIVE COMPENSATION. In fiscal year 1996, cash bonuses for executives were considered at the end of the fiscal year by the Committee in consultation with the Chief Executive Officer. Such consultation took into consideration the Company's financial performance, including the Company's earnings per share. Based upon the Company's financial performance, no executive officer received a bonus for fiscal year 1996, except as follows: Brian Bender, former Vice President, Secretary and Chief Financial Officer, received an aggregate bonus of $30,080 based upon his contribution to the relocation of the Company's headquarters; Kurt Conklin and Ronald Smith each received aggregate bonuses in the respective amounts of $62,940 and $77,943, which were based upon their contribution to the relocation of the Company's headquarters and the relocation of the Company's former Corporate, Government and Education ("CGE") division; and Ronald Foster, former Vice President of Operations, received a bonus of $45,746 based upon his contribution to the relocation of the Company's former CGE division.


    LONG-TERM INCENTIVE COMPENSATION. The primary objective of the Company's stock option program is to provide incentives tied to the performance of the Company as measured by stock price appreciation. The Committee believes that the Company's stock option program better aligns the interests of the Company's executives with those of its shareholders. The Committee generally grants nonqualified stock options with an exercise price equal to the fair market value of the Common Stock on the date of grant and a three year vesting schedule.

    In granting options, the Committee considers the amount and value of options currently held, but does not have a target ownership level for Common Stock holdings for executives. In fiscal year 1996, the Committee granted options to purchase 621,100 shares of Common Stock, of which options to purchase 185,000 shares were granted to executive officers, four of which are Named Executive Officers as referred to throughout this document, and the remaining 436,100 were granted to a broad range of employees, generally fixed by salary grade. Within the group of executive officers, the exact number of shares subject to options was recommended to the Committee by the Chief Executive Officer based upon the performance factors discussed under "Base Salary" above.

    CHIEF EXECUTIVE OFFICER COMPENSATION. Mr. Strom joined the Company as its President in June 1993. He became Chief Executive Officer in September 1993. Mr. Strom's compensation was governed in fiscal year 1996 by the terms of an employment agreement, which provided that he receive an annual base salary of $300,000 in fiscal year 1996, and an annual bonus (up to a maximum of 100% of his annual base salary) depending upon his achieving performance goals to be established for each fiscal year, with a minimum bonus of $300,000 for each of fiscal years 1994 and 1995. No bonus was paid to Mr. Strom for fiscal year 1996. The employment agreement expired on June 28, 1996. Additionally, upon commencement of employment, Mr. Strom received a stock grant of 68,000 shares of Common Stock and options to purchase an additional 200,000 shares. On November 30, 1994, Mr. Strom was granted a second option to purchase 50,000 shares. Both options vest over a three-year period from date of grant in annual increments of one-sixth, one-third, and one-half of the total shares. No stock options were granted to Mr. Strom in fiscal year 1996. The Chief Executive Officer's total compensation is slightly below the median for total annual compensation for executive officers in a similar position at companies in the Comparison Group.

    In structuring Mr. Strom's compensation, the Committee seeks to reward him for successful performance at the Company. In addition, the Committee believes that Mr. Strom's participation in the Company's stock price appreciation through his stock and option grants will encourage him to remain with the Company and align his interests with those of the shareholders.

                                        COMPENSATION COMMITTEE
                                        Richard P. Cooley
                                        Steven E. Lebow
                                        Linda Fayne Levinson
                                        Samuel N. Stroum, Chairman

NON-EMPLOYEE DIRECTORS' COMPENSATION

    Directors who are not also employees of the Company are compensated at the rate of $25,000 per annum. In addition, non-employee directors receive $1,000 for each Board meeting attended and $1,000 for each Committee meeting attended, provided that such Committee meeting is not held in conjunction with a Board meeting. Non-employee directors are also reimbursed for actual travel and out-of-pocket expenses incurred in connection with Board membership.

    Pursuant to the Egghead, Inc. Non-Employee Director Stock Option Plan ("Plan"), each non-employee director is granted an option to purchase 22,500 shares of Common Stock upon his or her initial election to the Board at an annual shareholders meeting, subject to three-year vesting in annual increments of one-third. In addition, pursuant to this Plan, each non-employee director who is initially elected or appointed other than at an annual shareholders meeting is granted an option to purchase up to 7,500 shares of Common Stock, prorated for the number of months between the date of grant and the next annual shareholders meeting thereafter, subject to vesting in full on the date of such meeting. Each non-employee director who was in office on June 7, 1995 received a grant of an option to purchase 13,500 shares of Common Stock on that date. Each such option is two-thirds vested and subject to vesting of the remaining one-third on the date of the 1996 Annual Meeting. Under the Plan, each non-employee director who holds an option granted on or after June 7, 1995 that becomes fully vested thereafter automatically will be granted, on the day after the annual shareholders' meeting at which the prior option has become fully vested, an additional option to purchase 22,500 shares, subject to three-year vesting in annual increments of one-third.

STOCK PRICE PERFORMANCE GRAPH

    The following two graphs show a comparison of cumulative total shareholder returns for the Company for the last five fiscal years ("Cumulative Shareholder Returns"), with the cumulative total return of the University of Chicago's Center for Research in Security Prices ("CRSP") Index for the Nasdaq Stock Market, U.S. and Foreign (the "Nasdaq Stock Market Index"). The first graph below shows a comparison of Cumulative Shareholder Returns and the cumulative total return of the Nasdaq Stock Market Index with the cumulative total return of the CRSP Index for the Nasdaq Stock Market Standard Industrial Classification ("SIC") Code 573, a Retail Trade index that includes computer and software stores (the "Nasdaq Index SIC 573"). The second graph shows a comparison of Cumulative Shareholder Returns and the cumulative total return of the Nasdaq Stock Market Index with the cumulative total shareholder return of the Nasdaq Stock Market SIC 504 Index, a Wholesale Trade SIC that includes computers, computer peripherals and computer software, combined with SIC 573, a Retail Trade SIC that includes computer and software stores (the "Nasdaq Index Combined SIC 504 & 573").

    Due to the change in the Company's business resulting from the sale of its former Corporate, Government and Education ("CGE") division, the Company has selected a line of business index, the Nasdaq Index SIC 573, that represents a retail line of business, by contrast to the Nasdaq Index Combined SIC 504 & 573 which includes both retail and wholesale trade SIC codes and was used in the performance graph in the Company's 1995 proxy statement. Since the scope of the Company's business will now be restricted solely to retail, the Company believes that the Nasdaq Index SIC 573 is more representative of the Company's line of business than the Nasdaq Index Combined SIC 504 & 573. However, the CGE sale occurred close to the end of fiscal year 1996, and the graphs shown below include a comparison of the Company's total return with that of both the newly selected Nasdaq Index SIC 573 as well as the Nasdaq Index Combined SIC 504 & 573 used in last year's proxy statement.

    Each comparison assumes $100 was invested in the Company's Common Stock on March 30, 1991, in each of the foregoing indices, and assumes reinvestment of dividends, if any. The Company has not paid dividends. The stock performance shown on the graphs below is not necessarily indicative of future price performance.

                COMPARISON OF FIVE YEAR-CUMULATIVE TOTAL RETURNS
                              PEFORMANCE GRAPH FOR
                                 EGGHEAD, INC.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           EGGHEAD, INC.   NASDAQ STOCK MARKET INDEX       NASDAQ INDEX SIC-573 (US + FOREIGN)

                               (U.S. & Foreign)
3/28/91              100                    100                                                    100
4/30/91             96.7                  100.6                                                  101.2
5/31/91             98.3                  105.3                                                  110.7
6/28/91             95.0                   99.1                                                  107.5
7/31/91             90.0                  104.9                                                  114.7
8/30/91            103.3                  109.9                                                  127.3
9/30/91            116.7                  110.5                                                  135.9
10/31/91           140.0                  114.1                                                  133.5
11/29/91           115.0                  110.3                                                  121.2
12/31/91           111.7                  123.4                                                  116.0
1/31/92            128.3                  130.8                                                  139.9
2/28/92            166.7                  133.7                                                  168.4
3/27/92            180.0                  127.5                                                  155.6
4/30/92            166.7                  122.1                                                  140.4
5/29/92            145.0                  123.6                                                  132.9
6/30/92            122.5                  118.9                                                  121.8
7/31/92            123.3                  122.8                                                  117.9
8/31/92             66.7                  119.1                                                  102.4
9/30/92             59.2                  123.3                                                  114.1
10/30/92            66.7                  128.0                                                  132.3
11/30/92            66.7                  138.0                                                  140.8
12/31/92            65.8                  143.2                                                  142.0
1/29/93             65.8                  147.4                                                  147.2
2/26/93             54.2                  142.1                                                  139.3
4/2/93              52.5                  146.4                                                  141.7
4/30/93             54.2                  140.6                                                  133.6
5/28/93             57.5                  149.0                                                  140.1
6/30/93             54.2                  150.0                                                  129.3
7/30/93             47.5                  150.2                                                  131.5
8/31/93             48.3                  158.0                                                  137.2
9/30/93             46.7                  162.5                                                  151.6
10/29/93            49.2                  166.2                                                  153.5
11/30/93            57.5                  161.0                                                  149.6
12/31/93            60.0                  165.7                                                  141.7
1/31/94             63.3                  171.0                                                  133.8
2/28/94             63.3                  169.2                                                  127.6
3/31/94             57.5                  158.8                                                  114.0
4/29/94             56.7                  156.7                                                  106.2
5/31/94             52.5                  156.9                                                  100.3
6/30/94             48.3                  150.7                                                   92.9
7/29/94             44.2                  154.3                                                   93.9
8/31/94             45.8                  163.7                                                   97.4
9/30/94             47.5                  163.4                                                  101.8
10/31/94            56.7                  166.3                                                  101.5
11/30/94            68.3                  160.5                                                  105.0
12/30/94            78.3                  160.3                                                   98.3
1/31/95             71.7                  161.0                                                   96.9
2/28/95             70.0                  169.3                                                   90.1
3/31/95             56.7                  174.1                                                   86.6
4/28/95             63.3                  179.1                                                   85.3
5/31/95             68.3                  183.6                                                   86.9
6/30/95             89.2                  198.0                                                   96.0
7/31/95             87.5                  211.7                                                   96.3
8/31/95             80.0                  215.5                                                   96.0
9/29/95             54.2                  221.9                                                   86.7
10/31/95            45.8                  219.7                                                   75.2
11/30/95            53.3                  224.2                                                   69.6
12/29/95            42.9                  222.7                                                   58.0
1/31/96             40.8                  223.2                                                   55.5
2/29/96             38.8                  232.1                                                   54.1
3/29/96             71.3                  232.8                                                   60.6

Notes:
    A. The lines represent monthly index levels derived from compounded daily returns that include all dividends
    B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
    C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
    D. The index level for all series was set to $100.0 on 03/28/91.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           EGGHEAD, INC. NASDAQ STOCK MARKET INDEX  NASDAQ INDEX COMBINED SIC 504 & 573
                                 (US & Foreign)                 (US + Foreign)
3/28/91              100                    100                          100.0
4/30/91             96.7                  100.6                          100.1
5/31/91             98.3                  105.3                          109.6
6/28/91             95.0                   99.1                          108.5
7/31/91             90.0                  104.9                          121.8
8/30/91            103.3                  109.9                          133.4
9/30/91            116.7                  110.5                          147.2
10/31/91           140.0                  114.1                          156.8
11/29/91           115.0                  110.3                          144.0
12/31/91           111.7                  123.4                          144.3
1/31/92            128.3                  130.8                          166.4
2/28/92            166.7                  133.7                          197.2
3/27/92            180.0                  127.5                          180.7
4/30/92            166.7                  122.1                          161.5
5/29/92            145.0                  123.6                          157.1
6/30/92            122.5                  118.9                          143.0
7/31/92            123.3                  122.8                          139.1
8/31/92             66.7                  119.1                          120.5
9/30/92             59.2                  123.3                          135.3
10/30/92            66.7                  128.0                          151.6
11/30/92            66.7                  138.0                          162.1
12/31/92            65.8                  143.2                          162.6
1/29/93             65.8                  147.4                          174.4
2/26/93             54.2                  142.1                          165.9
4/2/93              52.5                  146.4                          169.4
4/30/93             54.2                  140.6                          155.6
5/28/93             57.5                  149.0                          167.8
6/30/93             54.2                  150.0                          159.7
7/30/93             47.5                  150.2                          165.0
8/31/93             48.3                  158.0                          172.1
9/30/93             46.7                  162.5                          183.0
10/29/93            49.2                  166.2                          187.4
11/30/93            57.5                  161.0                          182.2
12/31/93            60.0                  165.7                          186.8
1/31/94             63.3                  171.0                          182.3
2/28/94             63.3                  169.2                          182.7
3/31/94             57.5                  158.8                          162.0
4/29/94             56.7                  156.7                          154.3
5/31/94             52.5                  156.9                          153.0
6/30/94             48.3                  150.7                          133.0
7/29/94             44.2                  154.3                          136.3
8/31/94             45.8                  163.7                          140.0
9/30/94             47.5                  163.4                          140.9
10/31/94            56.7                  166.3                          141.1
11/30/94            68.3                  160.5                          140.6
12/30/94            78.3                  160.3                          135.9
1/31/95             71.7                  161.0                          138.2
2/28/95             70.0                  169.3                          133.6
3/31/95             56.7                  174.1                          140.6
4/28/95             63.3                  179.1                          141.7
5/31/95             68.3                  183.6                          144.0
6/30/95             89.2                  198.0                          156.0
7/31/95             87.5                  211.7                          166.1
8/31/95             80.0                  215.5                          167.8
9/29/95             54.2                  221.9                          171.1
10/31/95            45.8                  219.7                          157.5
11/30/95            53.3                  224.2                          159.0
12/29/95            42.9                  222.7                          163.0
1/31/96             40.8                  223.2                          160.8
2/29/96             38.8                  232.1                          169.4
3/29/96             71.3                  232.8                          167.1

Notes:
    A. The lines represent monthly index levels derived from compounded daily returns that include all dividends
    B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
    C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
    D. The index level for all series was set to $100.0 on 03/28/91.

ITEM 12.  COMMON STOCK OWNERSHIP
          OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information relating to the beneficial ownership, as of July 22, 1996, of the Company's Common Stock for the following persons: (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock;
(ii) each director and nominee as of the date hereof; (iii) the Chief Executive Officer of the Company; (iv) the four highest paid executive officers of the Company during fiscal year 1996 (collectively, with
the  Chief  Executive  Officer, the  "Named   Executive Officers");  and  (v)
all  directors, nominees,  and  executive officers  of the Company as a group.


                              BENEFICIAL OWNERSHIP


                                                                                       COMMON STOCK
                                                                         -----------------------------------------
                                                                          AMOUNT AND NATURE OF
                                                                               BENEFICIAL        PERCENT OF SHARES
                                                                             OWNERSHIP (1)          OUTSTANDING
                                                                         ----------------------  -----------------
GREATER THAN 5% SHAREHOLDERS (2)
Cramer Rosenthal McGlynn, Inc. (3) ....................................          1,718,550               9.78%
 707 Westchester Avenue
 White Plains, New York 10604
Morgan Stanley Asset Management Ltd. (4) ..............................          1,764,850              10.04%
 25 Cabot Square, Canary Wharf
 London, E14 4QA, England
Vanguard Explorer Fund, Inc. (5) ......................................            900,000               5.12%
 P O Box 2600
 Valley Forge, PA 19482-2600
Wellington Management Company (6) .....................................            900,000               5.12%
 75 State Street
 Boston, MA 02109
David A. Rocker (7) ...................................................          1,644,900               9.36%
 45 Rockefeller Plaza, Suite 1759
 New York, New York 10111
Paul G. Allen (8) .....................................................          1,666,934               9.47%
 110 - 110th N.E. Ave., #550
 Bellevue, WA 98004
DIRECTORS AND NOMINEES
Richard P. Cooley (9)..................................................             27,500               *
Steven E. Lebow (10)...................................................             32,210               *
Linda F. Levinson (11).................................................             22,500               *
George P. Orban (12)...................................................            213,994               1.22%
Eric P. Robison (13)...................................................              1,250               *
Terence M. Strom (14)..................................................            276,335               1.55%
Samuel N. Stroum (15)..................................................            172,596               *
Melvin A. Wilmore (16).................................................              1,250               *
NAMED EXECUTIVE OFFICERS (17)
Brian W. Bender........................................................                  0               *
Peter F. Grossman(18)..................................................             24,747               *
Ronald J. Smith (19)...................................................             30,227               *
Kurt S. Conklin (20)...................................................              5,833               *
All of the above directors and nominees, the Named Executive Officers,
 and other executive officers as a group (17 persons) (21).............            833,021               4.6%

- ------------------------

 *  Percentage of beneficial ownership is less than one percent

 (1) The persons named in the above table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise described in these footnotes. As noted in these footnotes, shares beneficially owned may include shares subject to options that are exercisable within 60 days from July 22, 1996 (i.e., September 20,
     1996).

 (2) Deemed beneficial owners of the shares by virtue of the direct or indirect investment and/or voting discretion possessed pursuant to the provisions of investment advisory agreements with their clients or other fiduciary arrangements such as partnership agreements.

 (3) Based on Schedule 13G Statement filed with the Securities and Exchange Commission ("SEC") dated May 1, 1996.

 (4) Based on joint filing of Amendments No. 1 and 2 to Schedule 13G Statement of Morgan Stanley Group, Inc. and its wholly owned subsidiary, Morgan Stanley Asset Management Limited, filed with the SEC and dated February 13, 1996 and February 16, 1996, respectively.

 (5) Based on Schedule 13G Statement filed with the SEC dated February 14, 1996. Vanguard Explorer Fund, Inc. ("Vanguard") has sole voting power and shared investment power with respect to these shares. These shares are the same shares reported in the table as beneficially owned by Wellington Management Company ("Wellington") with respect to which Wellington filed a Schedule 13G Statement as noted below in footnote (6).

 (6) Based on Schedule 13G Statement filed with the SEC dated January 29, 1996. Wellington has shared investment power and no voting power with respect to these shares. These shares are the same shares reported in the table as beneficially owned by Vanguard with respect to which Vanguard filed a
     Schedule 13G as noted above in footnote (5).

 (7) Based on Amendments No. 3 and 4 to Schedule 13D Statement filed with the SEC, dated November, 9, 1995 and February 21, 1996, respectively.

 (8) Includes 1,648,934 shares held by Vulcan Ventures Inc., a private investment firm of which Mr. Allen is President and sole shareholder, and 18,000 shares subject to options that are exercisable now or within 60 days of July 22, 1996.

 (9) Includes 5,000 shares held directly and 22,500 shares subject to options that are exercisable now or within 60 days of July 22, 1996.

(10) Includes 9,710 shares held directly and 22,500 shares subject to options that are exercisable now or within 60 days of July 22, 1996.

(11) Represents 22,500 shares subject to options that are exercisable now or within 60 days of July 22, 1996.

(12) Includes 84,000 shares held by Orban Partners, a general partnership of which Mr. Orban is General Partner, 107,494 shares held directly, and 22,500 shares subject to options that are exercisable now or within 60 days of July 22, 1996.

(13) Represents 1,250 shares subject to options that are exercisable now or within 60 days of July 22, 1996.

(14) Includes 68,000 shares held directly and 208,335 shares subject to options that are exercisable now or within 60 days of July 22, 1996.

(15) Includes 150,002 shares held directly, 94 shares owned with his spouse, and 22,500 shares subject to options that are exercisable now or within 60 days of July 22, 1996. Does not include 150,000 shares transferred by Mr. Stroum to the Stroum Foundation and 150,000 shares transferred by Mr. Stroum to the Stroum Family Foundation, with respect to which Mr. Stroum disclaims beneficial ownership.

(16) Represents 1,250 shares subject to options that are exercisable now or within 60 days of July 22, 1996.

(17) Brian W. Bender, Peter F. Grossman, Ronald J. Smith and Kurt S. Conklin are included as Named Executive Officers of the Company because they were the four most highly paid executive officers during fiscal year 1996, other than the Chief Executive Officer. Terence M. Strom, the Chief Executive Officer, is also a Named Executive Officer.

(18) Includes 1,413 shares held directly and 23,334 shares subject to options exercisable now or within 60 days of July 22, 1996.

(19) Includes 2,393 shares held directly and 27,834 shares subject to options exercisable now or within 60 days of July 22, 1996.

(20) Represents shares subject to options exercisable now or within 60 days of July 22, 1996.

(21) Includes shares subject to options exercisable now or within 60 days of July 22, 1996.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ------------------------

    During fiscal year 1996, Steven E. Lebow and Samuel N. Stroum, shareholders and directors of the Company, and Paul G. Allen, a director during fiscal year 1996, were parties to certain transactions with the Company. (SEE "EXECUTIVE COMPENSATION -- COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.")

    Richard P. Cooley, a shareholder and director of the Company, serves as an Honorary Director of Seafirst Bank. On December 8, 1995, the Company entered into a Revolving Loan Agreement with Seattle-First National Bank ("Seafirst Bank") and U.S. Bank of Washington, National Association, which provided for secured borrowings of up to $35,000,000. The Revolving Loan Agreement expired April 30, 1996 and was not renewed.

    On March 25,1996 the Company announced it had entered into an agreement to sell to Software Spectrum, Inc., a Texas corporation, the Company's CGE division. The sale was effective May 13, 1996. Steven E. Lebow, a shareholder and director of the Company, is a Managing Director of the Investment Banking Division of Donaldson, Lufkin, & Jenrette Securities Corporation ("DLJ"), an investment banking firm that assisted the Company with the CGE transaction. During fiscal year 1996 the Company employed DLJ to represent the Company in connection with the proposed sale of the assets of the Company's former CGE division. In this connection, DLJ was paid a fee of $1,210,200.

INDEBTEDNESS OF MANAGEMENT


    The following table sets forth information for fiscal year 1996 with respect to certain loans made to executive officers by the Company.



                                                                                LARGEST AMOUNT
                                                                  RATE OF     OUTSTANDING DURING     AMOUNT OUTSTANDING
NAME                                          REASON              INTEREST          FY1996             AS OF 7/22/96
- ----------------------------------  --------------------------  ------------  ------------------  -------------------------
Brian W. Bender ..................  Moving expenses                    6.0%      $    110,541                     0
 Former Vice President and
 Chief Financial Officer
Peter F. Grossman ................  Moving expenses                    6.0%      $     83,400                     0
 Executive Vice President
Ronald J. Smith ..................  Moving expenses                    6.0%      $     67,687(1)                  0
 Senior Vice President

(1) Of this amount, $50,000 was repaid by Mr. Smith and $17,687 was forgiven by the Company.

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
                               10.31.)
             (x)    10.50  **  Egghead, Inc. Restated Nonemployee Director
                               Stock Option Plan.
             (x)    21.1       Schedule of subsidiaries.
             (ix)   23.1       Consent of Independent Public Accountants.
             (x)    24.1       Power of Attorney.
             (x)    27         Financial Data Schedule.

         Footnotes

             (i) Previously filed with registrant's Registration Statement on Form S-1, Registration No. 33-21472, as same Exhibit number.
            (ii)  Previously filed with the registrant's Form 8-K dated
                  February 23, 1989, as Exhibit numbers 10.1 to 10.13.
           (iii)  Previously filed with registrant's Form 10-K for the fiscal year ended March 28, 1992, as same Exhibit number.
            (iv) Previously filed with registrant's Form 10-K for the fiscal year ended April 3, 1993, as same Exhibit number.
             (v) Previously filed with registrant's Form 10-K for the fiscal year ended April 2, 1994, as same Exhibit number.
            (vi) Previously filed with registrant's Form 10-Q for the second quarter of fiscal 1995 ended October 1, 1994.
           (vii) Previously filed with registrant's Form 10-K for the fiscal year ended April 1, 1995, as same Exhibit number.
          (viii) Previously filed with registrant's Form 8-K dated March 23, 1996, as Exhibit number 2.1.
            (ix)  Filed herewith.
             (x)  Previously filed with registrant's Form 10-K for the fiscal year ended March 30, 1996, as the same Exhibit number.
              *   Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934. Each exhibit has been marked to identify the confidential portions that are omitted.
             ** Designates management contract or compensatory plan or arrangement.

             2b.  Form 8-K

                  Egghead, Inc., filed one report on Form 8-K, dated March 23, 1996, during the fourth quarter of its fiscal year ended March 30, 1996, which reported on Items 5 and 7 of Form 8-K.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Liberty Lake, State of Washington, on July 26, 1996.

                                       EGGHEAD, INC.

                                       By /S/ TERENCE M. STROM
                                         ------------------------------------
                                            Terence M. Strom
                                            President and Chief Executive
                                            Officer