Form 10-Q
period 1996-06-29
EGGHEAD INC /WA/
filed 1996-08-13
CIK 832320

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549

                                      FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period from      March 31, 1996  to June 29, 1996

                                          or

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

    For the transition period from               to


                           Commission File Number  0-16930


                                    EGGHEAD, INC.
                                 --------------
                (Exact name of registrant as specified in its charter)

         WASHINGTON                                   91-1296187
         ----------                                   ----------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification Number)

      EAST 22705 MISSION
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
                                   YES   x    NO
                                        ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                      Outstanding at
         Class                                        July 27, 1996
         -----                                        --------------
      Common Stock                                      17,566,053
     $.01 par value                                        shares

                            PART 1. FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to Exhibit 28 for the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

EGGHEAD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

ASSETS

                                                         JUNE 29,    MARCH 30,
                                                           1996         1996
                                                          --------     ---------
CURRENT ASSETS:
    Cash and cash equivalents                            $94,938       $49,590
    Non-trade accounts receivables, net of allowance for
    Doubtful accounts of $3,239 and  $2,098,
      respectively                                        30,020        24,079
    Merchandise inventories, net                          83,348        84,712
    Prepaid expenses and other current assets              9,745         9,455
    Current deferred income taxes                          5,612         4,859
    Discontinued operations - net current assets           7,099        71,796
                                                        --------      --------
         Total current assets                            230,762       244,491
                                                        --------      --------
PROPERTY AND EQUIPMENT, NET                               26,438        29,495
Non-current deferred income taxes                          4,221         4,221
Other assets                                                 604         1,621
Discontinued operations - net long-term assets                 -         1,727
                                                        --------      --------
                                                        $262,025      $281,555
                                                        --------      --------
                                                        --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to banks                               $     -      $      -
    Accounts payable                                      98,238       119,341
    Accrued liabilities                                   13,822        15,817
    Current portion of capital lease obligations             302           295
    Liabilities related to cge disposal                    9,761         5,650
                                                        --------      --------
         Total current liabilities                       122,123       141,103
                                                        --------      --------
Capital lease obligations, less current portion              182           280
Deferred rent                                                875           903
                                                        --------      --------
    Total liabilities                                    123,180       142,286
                                                        --------      --------
Commitments and contingencies                                  -             -

SHAREHOLDERS' EQUITY :
    Common stock, $.01 par value:
    50,000,000 shares authorized; 17,562,954 and
    17,546,548 shares issued and outstanding, respectively   176           176
    Additional paid-in capital                           124,227       124,104
    Retained earnings                                     14,442        14,989
                                                        --------      --------
         Total shareholders' equity                      138,845       139,269
                                                        --------      --------
                                                        $262,025      $281,555
                                                        --------      --------
                                                        --------      --------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            13 Weeks Ended
                                                             --------------
                                                              (UNAUDITED)
                                                           June 29,      July 1,
                                                          1996           1995
                                                         --------      --------
Net sales                                                $78,646       $84,690
Cost of sales, including certain buying, occupancy
  and distribution costs                                  72,036        74,718
                                                        --------      --------
Gross margin                                               6,610         9,972
Selling, general and administrative expense               17,934        14,286
Depreciation and amortization expense, net of
  amounts included in cost of sales                        1,747         1,801
                                                        --------      --------
Operating loss                                          (13,071)       (6,115)
Other (expense) income:
    Interest expense                                        (13)          (21)
    Interest income                                          799           693
    Other, net                                             (131)            55
                                                        --------      --------
Loss from continuing operations before
    income taxes, effects of discontinued
    operations and cumulative effect of change
    in accounting principle                             (12,416)       (5,388)

Income tax benefit                                         4,842         2,102
                                                        --------      --------
Net loss from continuing operations before
    effects of discontinued operations and
    cumulative effect of change in accounting
    principle                                            (7,574)       (3,286)
                                                        --------      --------
Discontinued operations:
  Income (loss) from discontinued
    operations, net of tax                              (14,548)           124
  Gain on disposal of discontinued operations,
    net of tax                                            22,286             -
                                                        --------      --------
Income from discontinued operations                        7,738           124
                                                        --------      --------
Net income before cumulative effect of change
    in accounting principle                                  164       (3,162)
Cumulative effect of change in accounting principle,
    net of tax                                             (711)             -
                                                        --------      --------
Net income (loss)                                         $(547)    $  (3,162)
                                                        --------      --------
                                                        --------      --------
Earnings (loss) per share:
    Continuing operations                               $ (0.43)      $ (0.19)
    Discontinued operations:
    Income (loss) from discontinued operations            (0.83)          0.01
    Gain on disposal of discontinued operations             1.27             -
    Change in accounting principle                        (0.04)            -
                                                        --------      --------
Earnings (loss) per share                               $ (0.03)      $ (0.18)
                                                        --------      --------
                                                        --------      --------
    Weighted average common shares outstanding            17,555        17,172

                                                        --------      --------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)






                                                                       Additional
                                                 Common Stock            Paid-in        Retained
                                                 ------------
                                            Shares          Amount       Capital        Earnings       Total
                                            ----------------------      --------        --------      --------
Balance, March 30, 1996                     17,547           $176        $124,104        $14,989       $139,269

    Stock issued for cash,
    pursuant to stock option
    plan                                        16              -             123              -            123
    Net loss                                  (547)          (547)

Balance, June 29, 1996                      17,563           $176        $124,227        $14,442       $138,845
                                            --------      --------       --------       --------       --------






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)



                                                           13 Weeks Ended
                                                         --------------------
                                                              (UNAUDITED)
                                                         June 29,      July 1,
                                                           1996         1995
                                                         --------     --------

Cash flows from operating activities:
    Net loss                                            $  (547)     $ (3,162)
                                                        --------     ---------
    Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
         Depreciation and amortization                     2,181         2,717
         Deferred rent                                      (28)          (22)
         Deferred income taxes                             (753)           337
         Cumulative effect of change in accounting
          principle                                        1,163             -
          (Gain) loss on disposition of assets             2,686          (42)
          (Gain) loss on sale of CGE, before taxes      (36,535)
         Reserves recorded in conection with CGE disposal  8,465
    Changes in assets and liabilities:
         Nontrade accounts receivable, net               (5,941)         9,605
         Merchandise inventories                           1,364         (244)
         Prepaid expenses and other current assets         (290)       (1,194)
         Other assets                                        (7)           225
         Accounts payable                               (21,161)        17,694
         Accrued liabilities                            (10,248)         1,905
         Income taxes payable                                  -         (325)
         Discontinued Operations                          62,009             -
                                                        --------      --------
              Total adjustments                            2,905        30,656
                                                        --------      --------
              Net cash provided by operating activities    2,358        27,494
                                                        --------      --------
Cash flows from investing activities:
    Additions to property and equipment                  (2,058)       (2,613)
    Proceeds from sale of equipment                           16            29
    Proceeds from sale of CGE                             45,000
                                                        --------      --------
    Net cash used by investing activities                 42,958       (2,584)
                                                        --------      --------
Cash flows from financing activities:
    Payments on capital lease obligations                   (91)         (159)
    Proceeds from stock issuances                            123         1,453
                                                        --------      --------
         Net cash provided by financing activities            32         1,294
                                                        --------      --------
Effect of exchange rates on cash                               -            27
                                                        --------      --------
Net increase in cash                                      45,348        26,231
Cash at beginning of period                               49,590        42,592
                                                        --------      --------
Cash at end of period                                   $ 94,938       $68,823

                                                        --------      --------
                                                        --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
    Interest                                              $   13        $   20
    Income taxes                                          $   67       $   110

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

 EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended March 30, 1996, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 weeks ended June 29, 1996, are not necessarily indicative of the results that may be expected for the full year.

    The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.

NOTE 2 EARNINGS (LOSS) PER SHARE

    Net earnings, (loss) per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. The effect of common equivalent shares was not included in computation of the loss per share amount for the 13 week periods ended June 29, 1996, and July 1, 1995, because it was anti-dilutive.

NOTE 3 LEASES

    The Company leases retail stores and distribution facilities under operating leases with remaining lives on most leases ranging from one to five years. As of June 29, 1996 the future minimum rental payments under these operating leases were as follows (in thousands):

                             Fiscal Year                 Operating
                             -----------                 ---------
                             1997 (remainder               9,342
                             1998                          8,823
                             1999                          4,797
                             2000                          2,496
                             2001                          1,445
                             Thereafter                       63
                                                           -----
                             Total minimum payments        26,966
                                                           ------
                                                           ------

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)


NOTE 6 DISCONTINUED OPERATIONS

Effective May 13, 1996, the Company sold its CGE division to Software Spectrum, Inc. (SSI), a Texas Corporation for $45 million in cash pursuant to the terms of an asset purchase agreement entered into on March 23, 1996. The sale agreement included a Fulfillment Agreement relating to the provision by Egghead to SSI of certain support services for a period not to exceed 120 days, a Collection Agreement detailing the collection of Egghead's CGE related accounts receivable for a period not to exceed 150 days and a Call Center Lease detailing the lease to SSI for a period of three years of a portion of Egghead's Spokane facility. The CGE sale agreement requires Egghead to maintain human and computer resources to support the various agreements.

The sale resulted in a gain, net of tax, of $22.3 million or $1.27 per share. The reported gain includes the sale proceeds of $45 million less fixed assets and lease write-offs of $1.2 million, transaction, legal and accounting fees of $2.0 million, transition period employment costs of $1.8 million, costs related to the fulfillment period of $3.4 million, and taxes of $14.3 million.

The first quarter results of the CGE division have been reported separately as a component of discontinued operations. Prior year financial statements have been restated to present the CGE division as a discontinued operation. Discontinued operations resulted in a loss, net of tax, for the first quarter of $14.5 million or $0.83 per share. This loss includes accounts receivable and inventory write-offs of $12.5 million, write-offs and equipment lease buyouts of $4.9 million, warehouse closing costs of $3.2 million and operating losses, severance and other costs of $3.2 million. These charges were offset by a tax benefit of $9.3 million.

The net assets and liabilities relating to discontinued operations have been segregated on the consolidated balance sheet from their historic classifications to separately identify them as being related to the discontinued operations. Net current assets of the discontinued operations at June 29, 1996 consisted of accounts receivable net of reserves, and merchandise inventory net of reserves. Current liabilities at June 29, 1996 consisted of liabilities relating to the disposal of CGE.

EGGHEAD, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 6 DISCONTINUED OPERATIONS, CONTINUED

Proforma Information
The following unaudited proforma balance sheet reflects the adjustments made to record the sale and operation of the CGE division as if the disposal had occurred for balance sheet purposes on March 30, 1996:

                                                   March 30,  Proforma  Adjusted
                                                      1996   Adjustments Balance
                                                   -----------------------------




    Cash and cash equivalents                       $49,590   $39,100   $88,690
    Non-trade receivables,net                        24,079              24,079
    Inventories                                      84,712   (3,519)    81,193
    Discontinued operations-net current assets       71,796   (7,200)    64,596
    Prepaid expenses and other current assets        14,314   (5,751)     8,563
                                                     ---------------------------
         Total current assets                       244,491    22,630   267,121
    Property and equipment, net                      29,495   (1,816)    27,679
    Other assets                                      7,569               7,569
                                                     ---------------------------
         Total assets                              $281,555   $20,814  $302,369
                                                     ---------------------------
                                                     ---------------------------
    Accounts payable                               $119,341  $(4,863)  $114,478
    Accrued liabilities                              15,817              15,817
    Liabilites related to CGE disposal                5,650    17,939    23,589
    Other current liabilities                           295                 295
                                                     ---------------------------
         Total current liabilites                   141,103    13,076   154,179
    Long-term liabilites                              1,183               1,183
                                                     ---------------------------
         Total liabilities                          142,286    13,076   155,362
    Shareholders' equity                            139,269     7,738   147,007
                                                     ---------------------------
         Total liabilities & shareholders' equity  $281,555   $20,814  $302,369
                                                     ---------------------------
                                                     ---------------------------

Information related to the effects of the discontined operation on the consolidated statements of income are reflected in the March 30, 1996 and the June 29, 1996 income statements as income(loss) from discontined operations.

NOTE 5 CHANGE IN ACCOUNTING PRINCIPLE

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This new standard requires long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets. The Company adopted this standard at the beginning of the first quarter of fiscal year 1997. This standard required the company to record a cumulative effect of accounting change of $711,000, after tax, for the Kalispell property, which is held for sale, and the related goodwill. In addition, a charge of $180,000 related to retail operations was recorded in Selling, General and Administrative expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION
 GENERAL

    Egghead, Inc. (Egghead or the Company), a reseller of personal computer
    (PC) software, hardware, and related products, serves its customer through retail outlets and mail order. As of June 29, 1996, the Company operated 159 retail stores, a direct response group, and Elekom Corporation (ELEKOM), all of which are included in continuing operations.

    The Company has also historically served corporate, government, and education customers through its corporate, government, and education (CGE) division. On May 13, 1996, the Company sold the CGE Division to Software Spectrum, Inc. (SSI) a Texas corporation, for $45.0 million in cash which did not include the CGE division's receivables and inventory that Egghead is liquidating in an orderly manner. The sale, agreement included a Fulfillment Agreement relating to the provision by Egghead to SSI of certain support services for a period not to exceed 120 days and a Call Center Lease detailing the lease for a period of three years of a portion of Egghead's Spokane facility to SSI. Information contained in this filing excludes, unless otherwise stated, any data relative to the discontinued operations of the CGE division.

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

    Egghead's retail stores offer a broad selection of products at competitive prices, as well as special order capabilities for additional products. The Company employs a knowledgeable sales force to assist customers in selecting software, hardware, and related products. At June 29, 1996, the Company was operating 20 of its retail stores under a new merchandising format which is approximately twice the size of original stores and is arranged in a more user-friendly format. Results from the new store format have been mixed. Experience with Egghead's new store format indicates that relocated and remodeled stores in existing markets have shown encouraging results. Management is continuing to revise the merchandise assortment in new and remodeled stores with a view to further improve store revenues.
    The Company will also seek additional sites in existing markets, where appropriate.

    In August 1995, Egghead formed ELEKOM, a new subsidiary. ELEKOM was formed to develop electronic commerce applications and services which link customers and their suppliers. EleTrade, a product being developed by ELEKOM, uses Lotus Notes and other notes networks to provide large organizations an easy-to-use, cost-effective, secure and reliable product ordering and order management system for non-production goods and services. EleTrade allows companies to create customized electronic catalogs with multi-media product information and customer-specific pricing. ELEKOM is also developing additional enhancements which will automate the internal requisition and approval process and which may create better asset/inventory management and allow electronic software distribution. ELEKOM, a development stage company, incurred selling, general and administrative costs of approximately $400,000 during the quarter ended June 29, 1996. Including the first quarter investment, Egghead has invested a cumulative total of $1.9 million in ELEKOM. The Company's Board of Directors has authorized a total investment of $3.0 million to be made during fiscal 1997. ELEKOM formed strategic agreements with American Express and IBM during the first quarter and continues to market its complete electronic commerce solution to potential customers.

    The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.

RESULTS OF OPERATIONS

    OVERVIEW

    Egghead reported a total net loss for continuing and discontinued operations of $547,000 for the quarter ended June 29, 1996 compared to a net loss of $3.2 million for the prior year comparable quarter. The net loss during the current quarter was due primarily to an increase in the net loss from the continuing retail operations, partially offset by the gain on the disposal of the CGE division. Total loss per share for the quarters ended June 29, 1996 and July 1, 1995 were $(0.03) and $(0.18), respectively.

    This document contains forward-looking statements that involve risks and uncertainties including risks related to the highly competitive nature of the computer software, hardware and other related products retailing industry, the seasonality and quarterly fluctuation of financial results, the early stage of the Company's new merchandising store format, the dependence of the Company's sales on the purchase and use of personal computers and software, and the development stage of the Company's subsidiary ELEKOM, and the risks detailed in the Company's SEC reports, including the report on Form 10-K for the year ended March 30, 1996. Actual results may differ materially.

    CONTINUING OPERATIONS

    Loss from continuing operations includes the results of the Company's retail division, direct response division, and ELEKOM as well as selling, general, and administrative expenses related to these operations. Net loss for the first quarter from continuing operations was $7.6 million, or $0.43 per share, compared to the net loss of $3.3 million, or $0.19 per share, for the same period of the previous year. The following table shows the relationship of certain items relating to continuing operations included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                               PERCENTAGE OF NET SALES
                                                              First Quarter
                                                              13 Weeks Ended
                                                              --------------
                                                          June 29,       July 1,
                                                            1996          1995
                                                            ----          ----
    Net sales                                             100.0%         100.0%
    Cost of sales, including certain buying,
         occupancy, and distribution costs                 91.6           88.2
                                                           -----          -----
    Gross margin                                            8.4           11.8
    Selling, general, and administrative expense           22.8           16.9
    Depreciation and amortization expense,
         net of amounts included in cost of sales           2.2            2.1
                                                            ----           ----
    Operating loss                                        (16.6)          (7.2)
    Other income                                            0.8            0.9
                                                            ----           ----
    Loss before income taxes                              (15.8)          (6.3)
    Income tax benefit                                      6.2            2.4
                                                            ----           ----
    Net loss from continuing operations                   (9.6)%         (3.9)%
                                                          ------         ------
                                                          ------         ------

    NET SALES for the first quarter of fiscal 1997 were $78.6 million, a decrease of 7% from the $84.7 million in revenue for the same period of the previous year. Comparable store sales for the first quarter decreased 7% from the same period last year. Comparable store sales results only include Egghead's retail stores. Excluded from this statistic are sales through Direct Response and the Egghead Internet Site (www.egghead.com). Because new format stores were opened during the first quarter of fiscal 1997 and during fiscal 1996, their sales will not impact comparable store sales statistics until they have been active during all periods evaluated. Total retail sales were also affected by a reduction in the average number of stores in full operations to 162 during the first quarter down from 169 during the first quarter of the previous year.

    Results from the new store format have been mixed. Experience with Egghead's new store format indicates that relocated and remodeled stores in existing markets have shown encouraging results. Eleven remodeled and expanded stores had sales increases of approximately 30% over their performance in the same period of the previous year. Opening new stores in new markets has not been as successful as remodeling and expanding stores in existing markets. The Company will therefore continue to relocate and remodel stores primarily in existing markets as leases expire. As of June 29, 1996, the Company had three stores on month-to-month leases, 22 stores with leases expiring in fiscal 1997 and 75 stores with leases expiring in fiscal 1998. Management is continuing to revise the merchandise assortment in new and remodeled stores with a view to further improve store revenues. The Company will also seek additional sites in existing markets, where appropriate.

    During the first quarter, Egghead closed six stores and opened one new store, for a total of 20 stores with the new store format in operation to date. The Company has signed leases to open five new stores before the end of the third quarter.

    GROSS MARGIN (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) was $6.6 million or, as a percentage of net sales, 8.4% for the first quarter of fiscal 1997, compared to $10.0 million or 11.8% of net sales for the first quarter of fiscal 1996. The gross margin decline was affected by a decline in initial margin dollars of $1.2 million from the previous year due to the 7% decline in consolidated revenue. In addition, costs were higher in the first quarter versus the same period of the previous fiscal year by $0.6 million for retail occupancy costs, $0.6 million for shrinkage, $0.4 million for distribution costs, and $0.3 million for merchandising costs. Rebate income also declined from the comparable period by $0.4 million. The initial gross margin for retail operations, as a percentage of net sales, was 19% during the first quarter, an improvement over the 16% initial gross margin for the previous quarter and consistent with results for the same period of the previous fiscal year. The Company has made selective price adjustments in order to improve its initial gross margin.

    SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSE as a percentage of net sales was 22.8% in the quarter ended June 29, 1996, compared to 16.9% for the quarter ended July 1, 1995. This increase of $3.6 million over the prior year includes several one-time restructure costs totaling approximately $2.4 million. Included in this total is $1.4 million related to remaining lease obligations on Egghead's former headquarters and the relocation of the Company's headquarters, $0.6 million related to the consolidation of distribution facilities and $0.4 million of severance expense for the reduction of approximately 50 corporate staff. SG&A expenses related to retail operations were $0.8 million higher in the first quarter as compared to the same period of the previous year. The increase was mainly due to payroll and benefits of $0.2 million, store signs of $0.3 million and other items of $0.3 million. Remaining SG&A expenses in total were higher in the first quarter as compared to the same period of the previous year by $0.2 million mainly as a result of higher systems costs in the areas of contract labor and maintenance contracts.

    During the first quarter, Egghead also spent approximately $0.4 million on ELEKOM, its electronic commerce subsidiary. Including the first quarter investment, Egghead, has invested a cumulative total of $1.9 million in ELEKOM. The Company's Board of Directors has authorized, during fiscal year 1997, investments of up to $3.0 million to be made in ELEKOM. ELEKOM formed strategic agreements with American Express and IBM during the first quarter and continues to market its complete electronic commerce solution to potential customers.

    The Statement of Financial Accounting Standards No. 121 (SFAS 121), which Egghead adopted during the first quarter of fiscal 1997, requires the Company to write down to fair market value any assets not contributing positive cash flow. The impact on retail operations in the first quarter was $0.2 million and is included in SG&A.

    DEPRECIATION AND AMORTIZATION EXPENSE, NET OF AMOUNTS INCLUDED IN COST OF SALES, of $1.7 million or 2.2% of net sales in the first quarter of fiscal 1997, compared to $1.8 million or 2.1% of net sales for the prior year comparable period, has remained fairly constant.

    DISCONTINUED OPERATIONS

    Due to the sale of the CGE division, all results for the operations of the CGE division are reported as a discontinued operation. Certain general, administrative and distribution areas have traditionally supported all of the Company's business lines. The expenses reflected in the discontinued operations results reflect only those activities directly related to the CGE business.

    On May 13, 1996, Egghead sold its CGE division to SSI for $45.0 million in cash. The sale agreement included a Fulfillment Agreement relating to the provision by Egghead to SSI of certain support services for a period not to exceed 120 days, a Collection Agreement detailing the collection of Egghead's CGE related accounts receivable for a period not to exceed 150 days and a Call Center Lease detailing the lease to SSI for a period of three years of a portion of Egghead's Spokane facility. The CGE sale agreement requires Egghead to maintain human and computer resources to support the various agreements. After the fulfillment and collection periods, the Company will be able to more fully adjust its cost structure and totally focus on the remaining retail-oriented businesses.

    GAIN ON DISPOSAL OF THE DISCONTINUED OPERATION during the first quarter, was $22.3 million or $1.27 per share, net of tax. The sales price for the CGE division was $45.0 million in cash, which did not include CGE's current accounts receivable that are being liquidated in an orderly manner. The reported gain included the sales proceeds of $45.0 million less fixed assets and lease write-offs of $1.2 million, transaction, legal, and accounting fees of $2.0 million, transition period employment costs of $1.8 million, costs related to the fulfillment period of $3.4 million, and taxes of $14.3 million.

    LOSS FROM DISCONTINUED OPERATIONS was $14.5 million or $0.83 per share, net of tax. The major components of the loss included accounts receivable and inventory write-offs and equipment lease buyouts of $4.9 million, warehouse closing costs of $3.2 million and operating losses, severance and other costs of $3.2 million. These charges were offset by a tax benefit of $9.3 million. During the first quarter, the Company closed a distribution center in Wilmington Ohio, and implemented a 40% reduction in operations at its distribution center in Lancaster, Pennsylvania to reduce excess distribution capacity after the sale of the CGE division.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE was a charge of $0.7 million, after tax or $0.04 per share for the first quarter of fiscal 1997. This charge represents the adoption of SFAS 121 and the related writedown of the Company's held for sale Kalispell, Montana property and the related goodwill.

 LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased $45.3 million from $49.6 million at the end of fiscal 1996, to $94.9 million at June 29, 1996. The increase in the cash balance was primarily due to the $45.0 million gross proceeds from the sale of CGE and a reduction in the net current assets of discontinued operations of $64.7 million, which primarily relates to the collection of accounts receivable. These positive factors on the cash balance were partially offset by a reduction in accounts payable from $119.3 million on March 30, 1996 to $98.2 million on June 29, 1996. The decline in accounts payable was primarily attributable to a reduction from the abnormally high level of payables on March 30, 1996 of approximately $11.0 million and the reduction of payables related to volume license and maintenance contracts
    (VLAM) of $10.0 million. The remaining VLAM accounts payable balance of approximately $18.0 million will be paid down as a result of the sale of the CGE division. As a result of these first quarter activities, most of the assets related to the CGE division have been converted to cash.

    Net nontrade accounts receivable increased $5.9 million from $24.1 million at March 30, 1996, to $30.0 million at June 29, 1996. The increase is due primarily to receivables from SSI for certain costs incurred in connection with the Fulfillment Agreement.

    Assets of discontinued operations include all of the current assets of CGE as of June 29, 1996 and March 30, 1996. The decrease is due primarily to the collection of trade accounts receivable.

    Net property and equipment decreased $3.1 million, from $29.5 million at the end of fiscal 1996, to $26.4 million at June 29, 1996. The decrease is principally due to the disposal of assets related to the CGE division.

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
    23   Report of Independent Public Accountants.
    27   Financial Data Schedule.

b.  Reports on Form 8-K
    None filed

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Liberty Lake, State of Washington, on August 13, 1996.
                                       EGGHEAD, INC.

                                       By   /s/Terence M. Strom
                                            ----------------------------
                                            Terence M. Strom
                                            President and Chief Executive
                                            Officer

                                            /s/Edward S. Wozniak
                                            ----------------------------
                                            Edward S. Wozniak
                                            Vice President, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)