Form 10-Q
period 1996-09-30
EGGHEAD INC /WA/
filed 1996-11-14
CIK 832320

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, DC. 20549
     FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period from June 30, 1996 to September 28, 1996

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to
                                         ------    ------

          Commission File Number  0-16930

                                   EGGHEAD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Washington                        91-1296187
          ------------------------------         ----------------------
          State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification Number)

                East 22705 Mission
             Liberty Lake, Washington                    99019
          ------------------------------         ----------------------
     (Address of principal executive offices)         (Zip Code)

                                   (509) 922-7031
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                 Outstanding at
          Class                                 October 26, 1996
       Common Stock                            17,591,020 shares
                                                 $.01 par value

     PART 1. FINANCIAL INFORMATION


     ITEM 1.  Financial Statements and Supplementary Data

     Refer to Exhibit 23 for the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets
     (Dollars in thousands)



                                                       (Unaudited)
                                                 September 28,   March 30,
                                                     1996          1996
                                                 -------------   ---------
                      ASSETS

     Current assets:
       Cash and cash equivalents                   $ 81,920      $ 49,590
       Non-trade accounts receivables, net
         of allowance for doubtful accounts
         of $3,472 and $2,098, respectively          17,534        24,079
       Merchandise inventories, net                  99,232        84,712
       Prepaid expenses and other current
         assets                                      13,129         9,455
       Current deferred income taxes                  5,612         4,859
       Discontinued operations - net current
         assets                                       2,392        74,473
                                                   --------      --------
           Total current assets                     219,819       247,168

     Property and equipment, net                     24,950        29,495
     Non-current deferred income taxes                4,221         4,221
     Other assets                                       512         1,621
     Discontinued operations - net long-term
       assets                                                       1,727
                                                   --------      --------
                                                   $249,502      $284,232
                                                   ========      ========
        LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                            $ 82,722      $119,341
       Accrued liabilities                           12,895        15,817
       Current portion of capital lease
         obligations                                    307           295
       Liabilities related to CGE disposal           18,559         8,327
                                                   --------      --------
           Total current liabilities                114,483       143,780

     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets, Continued
     (Dollars in thousands)



                                                       (Unaudited)
                                                 September 28,   March 30,
                                                     1996          1996
                                                 -------------   ---------

        LIABILITIES AND SHAREHOLDERS' EQUITY,
                     CONTINUED

     Capital lease obligations, less current
       portion                                     $     95      $    280
     Deferred rent                                      709           903
                                                   --------      --------
        Total liabilities                           115,287       144,963
                                                   --------      --------
     Commitments and contingencies

     Shareholders' equity :
     Common stock, $.01 par value:
       50,000,000 shares authorized;
       17,573,920 and 17,546,548 shares issued
       and outstanding, respectively                    176           176
     Additional paid-in capital                     124,295       124,104
     Retained earnings                                9,744        14,989
                                                   --------      --------
         Total shareholders' equity                 134,215       139,269
                                                   --------      --------
                                                   $249,502      $284,232
                                                   ========      ========


     See Notes to Consolidated Financial Statements.

     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Statements of Operations
     (Amounts in thousands, except per share data)

                                             13 Weeks Ended                 26 weeks Ended
                                               (unaudited)                   (unaudited)
                                       ----------------------------  ----------------------------
                                       September 28,  September 30,  September 28,  September 30,
                                           1996           1995           1996           1995
                                       -------------  -------------  -------------  -------------
      Net sales                          $ 79,971       $100,617       $158,617       $185,307
      Cost of sales, including
        certain buying, occupancy,
        and distribution costs             71,786         89,418        143,822        164,136
                                         --------       --------       --------       --------
      Gross margin                          8,185         11,199         14,795         21,171

      Selling, general, and
        administrative expense             15,015         15,256         32,949         29,542
      Depreciation and amortization
        expense, net of amounts
        included in cost of sales           1,766          1,815          3,513          3,616
                                         --------       --------       --------       --------
      Operating loss                       (8,596)        (5,872)       (21,667)       (11,987)
      Other income (expense):
        Interest income                       992            890          1,791          1,583
        Interest expense                       (9)           (16)           (22)           (37)
      Other, net                              (23)            13           (154)            68
                                         --------       --------       --------       --------
      Loss from continuing operations
        before income taxes                (7,636)        (4,985)       (20,052)       (10,373)
      Income tax benefit                    2,978          1,933          7,820          4,035
                                         --------       --------       --------       --------
      Net loss from continuing
        operations before effects of
           discontinued operations and
           cumulative effect of change
           in accounting principle         (4,658)        (3,052)       (12,232)        (6,338)
      Discontinued operations:
        Income (loss) from discontinued
           operations, net of tax                           (462)       (14,548)          (338)
        Gain on disposal of discontinued
           operations, net of tax                                        22,286
                                         --------       --------       --------       --------
      Income (loss) from discontinued
           operations                                       (462)         7,738           (338)
                                         --------       --------       --------       --------
      Net loss before cumulative effect
        of change in account principles    (4,658)        (3,514)        (4,494)        (6,676)
                                         --------       --------       --------       --------
      Cumulative effect of change in
        account principles net of tax                                      (711)
                                         --------       --------       --------       --------
      Net loss                           $ (4,658)      $ (3,514)      $ (5,205)      $ (6,676)
                                         ========       ========       ========       ========

      EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Statements of Operations, Continued
     (Amounts in thousands, except per share data)

                                             13 Weeks Ended                 26 weeks Ended
                                               (unaudited)                   (unaudited)
                                       ----------------------------  ----------------------------
                                       September 28,  September 30,  September 28,  September 30,
                                           1996           1995           1996           1995
                                       -------------  -------------  -------------  -------------
      Loss per share:
        Continuing operations               (0.27)         (0.17)         (0.70)         (0.37)
        Discontinued operations:
           Loss from discontinued
            operations                                     (0.03)         (0.83)         (0.02)
           Gain on disposal of
            discontinued operations                                        1.27
           Change in accounting
            principle                                                     (0.04)

      Loss per share                     $  (0.27)      $  (0.20)      $  (0.30)      $  (0.39)
      Weighted average common shares
        and common equivalent shares
        outstanding                        17,567         17,490         17,561         17,331


      See Notes to Consolidated Financial Statements.

      EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Statements of Shareholders' Equity
     (Amounts in thousands)


      (Unaudited)
                                               Common Stock      Additional
                                            ------------------    Paid-in     Retained
                                            Shares     Amount     Capital     Earnings    Total
                                            -------   --------   ----------   --------   --------
      Balance, March 30, 1996                17,547   $    176    $124,104    $ 14,989   $139,269
        Stock issued for cash, pursuant
           to stock option plan                  27                    191                    191
        Translation adjustment                                                     (41)       (41)
        Net loss                                                                (5,204)    (5,204)
                                            -------   --------    --------    --------   --------
      Balance, September 28, 1996            17,574   $    176    $124,295    $  9,744   $134,215
                                            =======   ========    ========    ========   ========

      See Notes to Consolidated Financial Statements.

     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
     (Dollars in thousands)

                                                   26 Weeks Ended
                                                     (unaudited)
                                            -----------------------------
                                            September 28,   September 30,
                                                1996            1995
                                            -------------   -------------
     Cash flows from operating activities:
       Net loss                               $ (5,205)       $ (6,676)
                                              --------        --------
         Adjustments to reconcile net loss
           to net cash provided (used) by
           operating activities:
             Depreciation and amortization       4,300           5,385
             Deferred rent                        (194)           (111)
             Deferred income taxes                (753)            337
             Cumulative effect of change in
               accounting principle              1,163
             (Gain) loss on disposition of
               assets                            2,730             (35)
             (Gain) loss on sale of CGE,
               before taxes                    (36,535)
             Reserves recorded in connection
               with CGE disposal                 8,465
             Changes in assets and liabilities:
               Nontrade accounts receivable,
                 net                             6,545          (2,916)
               Merchandise inventories         (14,520)        (53,036)
               Prepaid expenses and other
                 current assets                 (3,674)         (4,185)
               Other assets                         56             502
               Accounts payable                (36,682)         75,260
               Accrued liabilities              (2,581)          2,791
               Income taxes payable                  -            (325)
               Discontinued Operations          67,049               -
                                              --------        --------
                   Total adjustments            (4,631)         23,667
                                              --------        --------
                   Net cash provided by (used
                     in)operating activities    (9,836)         16,991
                                              --------        --------
     Cash flows from investing activities:
       Additions to property and equipment      (2,845)         (7,039)
       Proceeds from sale of equipment              28              57
       Proceeds from sale of CGE                45,000
                                              --------        --------
                   Net cash provided by (used
                     in) investing activities   42,183          (6,982)
                                              --------        --------

     EGGHEAD, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows, Continued
     (Dollars in thousands)


                                                   26 Weeks Ended
                                                     (unaudited)
                                            -----------------------------
                                            September 28,   September 30,
                                                1996            1995
                                            -------------   -------------

     Cash flows from financing activities:
       Payments on capital lease
         obligations                          $   (173)       $   (293)
       Proceeds from stock issuances               191           3,493
                                              --------        --------
                     Net cash provided by
                       financing activities         18           3,200
                                              --------        --------
     Effect of exchange rates on cash              (35)            108
     Net increase in cash                       32,330          13,317
     Cash at beginning of period                49,590          42,592
                                              --------        --------

     Cash at end of period                    $ 81,920        $ 55,909
                                              ========        ========
     Supplemental disclosures of cash paid:
       Interest                               $     22        $     36
       Income taxes                                 67             334


     See Notes to Consolidated Financial Statements.

     EGGHEAD, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements
     (Unaudited)


     NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended March 30, 1996, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 and 26 weeks ended September 28, 1996, are not necessarily indicative of the results that may be expected for the full year.

     The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.


     NOTE 2 EARNINGS (LOSS) PER SHARE

     Net earnings, (loss) per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method.
     Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan.
     The effect of common equivalent shares was not included in computation of the loss per share amount for the 13 week periods ended September 28, 1996, and September 30, 1995, because it was anti-dilutive.

     EGGHEAD, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)
     (Unaudited)


     NOTE 3 LEASES

     The Company leases retail stores and distribution facilities under operating leases with remaining lives on most leases ranging from one to five years. As of September 28, 1996 the future minimum rental payments under these operating leases were as follows (in thousands):

                    Fiscal Year
                  ----------------
                  1997 (remainder)                     $6,110
                  1998                                  8,823
                  1999                                  4,819
                  2000                                  2,550
                  2001                                  1,509
                  Thereafter                            1,840
                                                      -------
                  Total minimum payments              $25,651
                                                      =======


     NOTE 4 DISCONTINUED OPERATIONS

     Effective May 13, 1996, the Company sold its CGE division to Software Spectrum, Inc. (SSI), a Texas Corporation, for $45 million in cash pursuant to the terms of an asset purchase agreement entered into on March 23, 1996. The sale agreement included a Fulfillment Agreement relating to the provision by Egghead to SSI of certain support services for a period not to exceed 120 days, a Collection Agreement detailing the collection of Egghead's CGE related accounts receivable for a period not to exceed 150 days and a Call Center Lease detailing the lease to SSI for a period of three years of a portion of Egghead's Spokane facility. The CGE sale agreement required Egghead to maintain personnel and computer resources to support the various agreements.

     The sale resulted in a gain, net of tax, of $22.3 million or $1.27 per share. The reported gain includes the sale proceeds of $45 million less fixed assets and lease write-offs of $1.2 million, transaction, legal and accounting fees of $2.0 million, transition period employment costs of $1.8 million, costs related to the fulfillment period of $3.4 million, and taxes of $14.3 million.

     EGGHEAD, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (continued)
     (Unaudited)


     NOTE 4 DISCONTINUED OPERATIONS, CONTINUED

     The net assets and liabilities relating to discontinued operations have been segregated on the consolidated balance sheet from their historic classifications to separately identify them as being related to the discontinued operations. Net current assets of the discontinued operations at September 28, 1996 consisted of accounts receivable and merchandise inventory, net of reserves. Current liabilities at September 28, 1996 consisted of liabilities relating to CGE and additional reserves deemed necessary to complete the disposal of remaining CGE assets and complete certain CGE activities.


     NOTE 5 CHANGE IN ACCOUNTING PRINCIPLE

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This new standard requires that long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets.
     The Company adopted this standard at the beginning of the first quarter of fiscal year 1997. Cumulative effect of change in accounting principle was a charge of $0.7 million, after tax or $0.04 per share for the six months ended September 28, 1996. This charge represents the adoption of SFAS 121 and the related writedown of the Company's held for sale Kalispell, Montana property and the related goodwill. The impact on retail operations during the six months ending September 28, 1996 was $0.2 million and is included in Selling, General and Administrative expense.

     ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     GENERAL

     Egghead, Inc. (Egghead or the Company), a reseller of personal computer (PC) software, hardware, and related products, serves its customers through retail outlets and mail order. As of September 28, 1996, the Company operated 154 retail stores, a direct response group, an Internet site (www.egghead.com) and Elekom Corporation (ELEKOM), all of which are included in continuing operations.

     The Company has also historically served corporate, government, and education customers through its corporate, government, and education (CGE) division. On May 13, 1996, the Company sold the CGE Division to Software Spectrum, Inc. (SSI) a Texas corporation, for $45.0 million in cash which did not include the CGE division's receivables and inventory that Egghead is liquidating in an orderly manner. The sale included a Fulfillment Agreement relating to the provision by Egghead to SSI of certain support services through September 13, 1996 and a Call Center Lease detailing the lease for a period of three years of a portion of Egghead's Spokane facility to SSI. Information contained in this filing excludes, unless otherwise stated, any data relative to the discontinued operations of the CGE division.

     Egghead, a Washington corporation, was incorporated in 1988 and is the successor to a corporation which was incorporated in Washington in 1984. Egghead is the parent company of DJ&J Software Corporation, Eggspert Software, Ltd. (Eggspert), EH Direct, Inc., Egghead International, Inc. (Egghead International) and ELEKOM. Eggspert and Egghead International became inactive subsidiaries on May 13, 1996 following the sale of the CGE division to SSI. Unless the context indicates otherwise, references to the Company" and "Egghead" include Egghead and its subsidiaries. Operating results of Eggspert and Egghead International are included in discontinued operations.

     Egghead's retail stores offer a broad selection of products at competitive prices, as well as special order capabilities for additional products. The Company employs a knowledgeable sales force to assist customers in selecting software, hardware, and related products. During the second quarter Egghead formalized plans to remodel twelve of the Company's previous new format (C-3) stores to an updated format (C-4), convert one store to the C-4 format, and open three new C-4 format stores in existing markets. The C-4 format is a more open store whose fixture arrangement holds more merchandise and affords greater flexibility in displaying and organizing each category. The Company is also modifying an additional twelve stores, ten of which are existing C-3 stores in new markets. All twenty eight of these stores will carry broader merchandise assortments, including hardware, than the Company's traditional stores. Several of them will also serve as pilot sites for upgrade and installation departments and walk-in sales from surrounding businesses. The hardware assortments include computer systems, notebook computers, monitors, printers, scanners, and digital imaging devices. Management expects to effect these changes prior to the upcoming holiday selling season. As management has previously stated, the performances of the remodeled and expanded stores in existing markets are better on balance than that of new stores in new markets. Management is continuing to assess the whether the overall contribution of the new merchandising formats will have a positive effect on the Company's net income. Management is focusing attention on the new format stores which may serve as the model for redeveloping the rest of the chain as the majority of the Company's store leases come up for renewal in the next eighteen months.

     In August 1995, Egghead formed ELEKOM, a new subsidiary. ELEKOM was formed to develop electronic commerce applications and services which link customers and their suppliers. EleTrade, a product being developed by ELEKOM, uses Lotus Notes and other similar networks to provide large organizations an easy-to-use, cost-effective, secure and reliable product ordering and order management system for non-production goods and services. EleTrade allows companies to create customized electronic catalogs with multi-media product information and customer-specific pricing. ELEKOM is also developing additional enhancements which will automate the internal requisition and approval process and which may create better asset/inventory management and allow electronic software distribution. ELEKOM, a development stage company, incurred selling, general and administrative costs of approximately $784,000 during the six months ended September 28, 1996. ELEKOM is not expected to have significant sales or distribute products in fiscal year 1997. Egghead has invested a cumulative total of $2.2 million in ELEKOM. The Company's Board of Directors has authorized additional investments of up to $2.2 million to be made during the remainder of fiscal 1997.

     The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.

     This document contains forward-looking statements that involve risks and uncertainties including risks related to the highly competitive nature of the computer software, hardware and other related products retailing industry, the need for significant presence and market concentration in metropolitan areas in which the Company has store locations to achieve economies of scale for advertising and certain overhead costs, the seasonality and quarterly fluctuation of financial results, the early stage of the Company's new store format, the dependence of the Company's sales on the purchase and use of personal computers and software, and the development stage of the Company's subsidiary ELEKOM, and the risks detailed in the Company's SEC reports, including the report on Form 10-K for the year ended March 30, 1996 and the Form 10-Q for the quarter ended June 29, 1996. Actual results may differ materially.

     RESULTS OF OPERATIONS

     Overview
     --------
     Egghead reported a total net loss for continuing and discontinued operations of $4.7 million for the quarter ended September 28, 1996 and $5.2 million for the six months then ended compared to a net loss of $3.5 million and $6.7 million, respectively, for the prior year comparable periods. The larger net loss during the current quarter was due primarily to an increase in the net loss from the continuing operations. The decrease in loss for the six month comparable periods is due primarily to the gain on the disposal of the CGE division. Total loss per share for the quarters ended September 28, 1996 and September 30, 1995 were $0.27 and $0.20, respectively. Total loss per share for the six month periods ended September 28, 1996 and September 30, 1995 were $0.30 and $0.39, respectively.

     Continuing Operations
     ---------------------
     Loss from continuing operations includes the results of the Company's retail division, direct response division, and ELEKOM. Net loss from continuing operations for the second quarter was $4.7 million, or $0.27 per share, compared to the net loss of $3.1 million, or $0.17 per share, for the same period of the previous year. Net loss from continuing operations for the six months ended September 28, 1996 was $12.2 million or $0.70 per share as compared to a net loss of $6.3 million or $0.37 per share for the same period of the previous year.

     The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:


                                                   Percentage of Net Sales
                                  ----------------------------------------------------------
                                        Second Quarter                 Year to Date
                                        13 Weeks Ended                26 Weeks Ended
                                  ----------------------------  ----------------------------
                                  September 28,  September 30,  September 28,  September 30,
                                      1996           1995           1996           1995
                                  -------------  -------------  -------------  -------------
      Net sales                      100.0%         100.0%         100.0%         100.0%
        Cost of sales, including
          certain buying, occu-
          pancy, and distribution
          costs                       89.8           88.9           90.7           88.6
        Gross margin                  10.2           11.1            9.3           11.4
        Selling, general, and
          administrative expense      18.8           15.2           20.8           15.9
        Depreciation and amorti-
          zation expense, net of
          amounts included in
          cost of sales                2.2            1.8            2.2            2.0
        Operating loss               (10.8)          (5.8)         (13.7)          (6.5)
        Loss from continuing
          operations before income
          taxes                       (9.5)          (5.0)         (12.6)          (5.6)
        Income tax benefit             3.7            1.9            4.9            2.2
        Net loss from continuing
          operations                  (5.8)          (3.0)          (7.7)          (3.4)


     NET SALES for the second quarter of fiscal 1997 were $80.0 million, a decrease of 21% from the $100.6 million in revenue for the same period of the previous year. For the six months, the Company's total sales were $158.6 million, a decrease of 14% from the $185.3 million for the prior year. Comparable store sales decreased 22.2% and 15.1% for the second quarter and six month periods from the same periods of the prior year. Comparable store sales results only include Egghead's retail stores. Excluded from this statistic are sales through 1-800 EGGHEAD and the Egghead Internet Site (www.egghead.com). Total and comparable store sales performance for the second quarter were adversely affected by the launch of Windows 95 last year and a reduction in the average number of stores in operation this year. For the second quarter, comparable store sales decreased 17.2% excluding the sales of Windows 95 in both periods. This calculation did not exclude the effects of Windows 95 related products introduced during the Windows 95 launch period. Analagously, for the six month period comparable store sales decreased 12.2% excluding the sales of Windows

     95 from both years. The average number of stores in operation during the second quarter this year was 157, down from 164 stores during the second quarter of last year. During the first six months of fiscal year 1997, Egghead closed thirteen stores and opened three new stores. In addition to the reduction in stores, management believes sales have also been negatively affected by the decline in the development of new personal computer software, increased competition from resellers, some of which offer a greater assortment than the Company, manufacturers who sell directly to the consumer, and other new methods of distribution. Management is repositioning some key stores in time for the holiday season to carry broader merchandise assortments, including hardware.

     GROSS MARGIN (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) was $8.2 million or, as a percentage of net sales, 10.2% for the second quarter of fiscal 1997, compared to $11.2 million or 11.1% of net sales for the second quarter of fiscal 1996. For the six months, gross margin was $14.8 million or 9.3% of sales compared to $21.2 million or 11.4% of sales last year.

     Gross margin percentages for the quarter and six months were lower due primarily to the decrease in sales. The overall gross margin percentage increase was partially offset by an increase in the initial margin (final sales price less the original cost of the product). The initial margin ratio was higher by 1.4 and 0.8 percentage points, respectively. Initial margin ratios in the prior year were negatively affected by the low gross margin associated with sales of Windows 95.

     SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSE was $15.0 million or, as a percentage of net sales, 18.8% for the quarter ended September 28, 1996, compared to $15.3 million or 15.2% for the quarter ended September 30, 1995. This increase is primarily due to a decrease in sales. The Company has reduced its administrative and corporate headquarters expenses. However, cooperative advertising reimbursements decreased compared to the prior year comparable period. For the six months ended September 28, 1996, the SG&A expense was $32.9 million or 20.8% of sales as compared to $29.5 million or 15.9% of sales for the prior year comparable period. These results include several one-time restructure costs which were recorded in the first quarter of fiscal 1997. These costs include $1.4 million related to remaining lease obligations on Egghead's former headquarters and the relocation of the Company's headquarters, $0.6 million related to the consolidation of distribution facilities and $0.4 million of severance expense for the reduction of approximately 50 corporate staff. The increase in the six month comparable periods is also attributable to lower cooperative advertising reimbursements and higher systems costs.

     The Statement of Financial Accounting Standards No. 121 (SFAS 121), which Egghead adopted during the first quarter of fiscal 1997, requires the Company to write down to fair market value any assets not contributing positive cash flow. The impact on retail operations in the six months ended September 28, 1996 was $0.2 million and is included in SG&A.

     DEPRECIATION AND AMORTIZATION EXPENSE, NET OF AMOUNTS INCLUDED IN COST OF SALES, of $1.8 million and $3.5 million for the three and six month periods ended September 28, 1996, respectively, as compared to $1.8 million and $3.6 million for the prior year comparable periods, has remained fairly constant.

     Discontinued Operations
     -----------------------
     Due to the sale of the CGE division, all results for the operations of the CGE division are reported as a discontinued operation. Certain general, administrative and distribution areas have traditionally supported all of the Company's business lines. The expenses reflected in the discontinued operations results reflect only those activities directly related to the CGE business.

     On May 13, 1996, Egghead sold its CGE division to SSI for $45.0 million in cash. The sale agreement included a Fulfillment Agreement relating to the provision by Egghead to SSI of certain support services through September 13, 1996, a Collection Agreement detailing the collection of Egghead's CGE related accounts receivable through October 10, 1996, and a Call Center Lease detailing the lease to SSI for a period of three years of a portion of Egghead's Spokane facility. The CGE sale agreement requires Egghead to maintain personnel and computer resources to support the various agreements. Since the end of the fulfillment and collection periods, the Company is focusing on adjusting its cost structure and focusing on the remaining retail-oriented businesses.

     GAIN ON DISPOSAL OF THE DISCONTINUED OPERATION during the six months ended September 28, 1996 was $22.3 million or $1.27 per share, net of tax. The sales price for the CGE division was $45.0 million in cash, which did not include CGE's current accounts receivable that are being liquidated in an orderly manner. The reported gain included the sales proceeds of $45.0 million less fixed assets and lease write-offs of $1.2 million, transaction, legal, and accounting fees of $2.0 million, transition period employment costs of $1.8 million, costs related to the fulfillment period of $3.4 million, and taxes of $14.3 million.

     LOSS FROM DISCONTINUED OPERATIONS was $14.5 million or $0.83 per share, net of tax for the six months ended September 28, 1996. The major components of the loss included accounts receivable and inventory write-offs and equipment lease buyouts of $4.9 million, warehouse closing costs of $3.2 million and operating losses, severance and other costs of $3.2 million. These charges were offset by a tax benefit of $9.3 million. During the first quarter, the Company closed a distribution center in Wilmington, Ohio, and implemented a 40% reduction in operations at its distribution center in Lancaster, Pennsylvania to reduce excess distribution capacity after the sale of the CGE division.

     Cumulative Effect of Change in Accounting Principle
     ---------------------------------------------------
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE was a charge of $0.7 million, after tax or $0.04 per share for the six months ended September 28, 1996. This charge represents the adoption of SFAS 121 and the related writedown of the Company's held for sale Kalispell, Montana property and the related goodwill.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $32.3 million from $49.6 million at the end of fiscal 1996, to $81.9 million at September 28, 1996.
     The increase in the cash balance was primarily due to the $45.0 million gross proceeds from the sale of CGE and a reduction in the net current assets of discontinued operations of $75.5 million, which primarily relates to the collection of accounts receivable. These positive factors on the cash balance were partially offset by a reduction in accounts payable from $119.3 million on March 30, 1996 to $82.7 million on September 28, 1996.

     The decline in accounts payable was primarily attributable to a reduction from the abnormally high level of payables on March 30, 1996 and the reduction of payables related to CGE volume license and maintenance contracts (VLAM) of approximately $27.2 million.

     Net nontrade accounts receivable decreased $6.5 million from $24.1 million at March 30, 1996, to $17.5 million at September 28, 1996. The decrease is due to a decrease in vendor rebates receivable.

     Merchandise inventories increased approximately $14.5 million primarily due to preparation for the upcoming Christmas shopping season.

     Assets of discontinued operations include all of the current assets of CGE as of September 28, 1996 and March 30, 1996. The decrease is due primarily to the collection of trade accounts receivable.

     Net property and equipment decreased $4.5 million, from $29.5 million at the end of fiscal 1996, to $25.0 million at September 28, 1996. The decrease is principally due to the disposal of assets related to the CGE division and normal depreciation.

     Part II.  OTHER INFORMATION


     ITEM 1.  Legal Proceedings

              None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on September 25, 1996 ("Meeting"), at which the following directors were elected to three year terms; Linda Faye Levinson, Steven E. Lebow and Melvin A. Wilmore. Eric P. Robison was elected to a one year term and the following individuals terms as directors continued after the meeting; George P. Orban, Richard P. Cooley, Terence M. Strom, and Samuel N. Strom.

     The election of directors was the only matter voted upon at the Meeting. The votes cast were as set forth below:

          Nominee                    For             Withheld
          -------------------        ----------      ---------
          Steven E. Lebow            13,573,135      1,860,487
          Linda Faye Levinson        13,630,828      1,802,794
          Melvin A Wilmore           15,145,118        288,504
          Eric P. Robison            15,144,668        288,954


     ITEM 6.  Exhibits and Reports On Form 8-K

              a.  Exhibits
              ------------
              28  Report of Independent Public Accountants.
              27  Financial Data Schedule.

              b.  Reports on Form 8-K
              -----------------------
              A form 8-K was filed by the Company on August 3, 1996 to report under Item 5, the resignation of Director Paul G. Allen and the appointment of Melvin A. Wilmore and Eric P. Robison to the Board of Directors.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Liberty Lake, State of Washington, on August 13, 1996.


     EGGHEAD, INC.

     By:  /s/Terence M. Strom
          -------------------------------------
          Terence M. Strom
          President and Chief Executive Officer