Form 10-Q
period 1996-12-28
EGGHEAD INC /WA/
filed 1997-02-12
CIK 832320

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from      September 29, 1996 to December 28, 1996
                                   ---------------------------------------

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________to_________________________


                         Commission File Number  0-16930


                                  EGGHEAD, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

               WASHINGTON                              91-1296187
               ----------                              ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)

           22705 EAST MISSION
        LIBERTY LAKE, WASHINGTON                          99019
        ------------------------                          -----
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
                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                                                    Outstanding at
          Class                                   January  24, 1997
          -----                                   -----------------
     Common Stock                                 17,590,986 shares
     $.01 par value

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to Exhibit 23 for the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

EGGHEAD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)




ASSETS                                                                   (UNAUDITED)
                                                                  DECEMBER 28,    MARCH 30,
                                                                      1996           1996
                                                                  ------------    ---------
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                      $69,694        $49,590
     NON-TRADE ACCOUNTS RECEIVABLES, NET OF ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $4,157 AND $2,098, RESPECTIVELY           29,045         24,079
     MERCHANDISE INVENTORIES, NET                                    92,396         84,712
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                       12,247          9,455
     CURRENT DEFERRED INCOME TAXES                                    5,612          4,859
     DISCONTINUED OPERATIONS - NET CURRENT ASSETS                       909         74,473
                                                                  ---------       --------
          TOTAL CURRENT ASSETS                                      209,903        247,168
                                                                  ---------       --------

PROPERTY AND EQUIPMENT, NET                                          24,687         29,495
NON-CURRENT DEFERRED INCOME TAXES                                     4,221          4,221
OTHER ASSETS                                                            715          1,621
DISCONTINUED OPERATIONS - NET LONG-TERM ASSETS                            -          1,727
                                                                  ---------       --------
                                                                  $ 239,526       $284,232
                                                                  ---------       --------
                                                                  ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                               $71,263       $119,341
     ACCRUED LIABILITIES                                             16,621         15,817
     CURRENT PORTION OF CAPITAL LEASE OBLIGATIONS                       307            295
     LIABILITIES RELATED TO CGE DISPOSAL                             14,823          8,327
                                                                  ---------       --------
          TOTAL CURRENT LIABILITIES                                 103,014        143,780

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                          42            280
DEFERRED RENT                                                           637            903
                                                                  ---------       --------

     TOTAL LIABILITIES                                              103,693        144,963
                                                                  ---------       --------

COMMITMENTS AND CONTINGENCIES                                             -              -

SHAREHOLDERS' EQUITY :
     COMMON STOCK, $.01 PAR VALUE:
      50,000,000 SHARES AUTHORIZED; 17,591,020 AND
      17,546,548 SHARES ISSUED AND OUTSTANDING, RESPECTIVELY            176            176
     ADDITIONAL PAID-IN CAPITAL                                     124,456        124,104
     RETAINED EARNINGS                                               11,201         14,989
                                                                  ---------       --------
          TOTAL SHAREHOLDERS' EQUITY                                135,833        139,269
                                                                  ---------       --------
                                                                   $239,526       $284,232
                                                                  ---------       --------
                                                                  ---------       --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

Consolidated Statements of Operations
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      13 Weeks Ended         39 weeks Ended
                                                    ------------------     ---------------------
                                                        (UNAUDITED)             (UNAUDITED)

                                                    December    December    December    December
                                                       28,         30,         28,         30,
                                                      1996        1995        1996        1995
                                                    --------    --------    --------    --------

Net sales                                           $113,207    $121,695    $271,824    $307,002
Cost of sales, including certain
     buying, occupancy, and
     distribution costs                               97,599     107,192     241,421     271,328
                                                    --------    --------    --------    --------

Gross margin                                          15,608      14,503      30,403      35,674
Selling, general, and
     administrative expense                           12,363      14,863      45,311      44,405
Depreciation and amortization
     expense, net of amounts
     included in cost of sales                         1,585       1,851       5,098       5,467
                                                    --------    --------    --------    --------
Operating income (loss)                                1,660      (2,211)    (20,006)    (14,198)
Other income (expense):
     Interest income                                     739         350       2,530       1,933
     Interest expense                                     (7)        (37)        (29)        (74)
     Equity in loss from Joint Venture                   (67)          -         (67)          -
     Other, net                                          170          84          16         152
                                                    --------    --------    --------    --------
Income (loss) from continuing operations
     before income taxes                               2,495      (1,814)    (17,556)    (12,187)
                                                    --------    --------    --------    --------

Income (tax) benefit                                    (999)        718       6,820       4,753
                                                    --------    --------    --------    --------
Net income (loss) from continuing operations
     before effects of discontinued
     operations and cumulative effect
     of change in accounting principle                 1,496      (1,096)    (10,736)     (7,434)
                                                    --------    --------    --------    --------
Discontinued operations:
   Income (loss) from discontinued
     operations, net of tax                                -         155     (14,548)       (183)
   Gain on disposal of discontinued
     operations, net of tax                                -           -      22,286           -
                                                    --------    --------    --------    --------
Income (loss) from discontinued operations                 -         155       7,738        (183)
                                                    --------    --------    --------    --------

Net income (loss) before cumulative effect of
     change in account principles                      1,496        (941)     (2,998)     (7,617)
Cumulative effect of change in
     account principles, net of tax                        -           -        (711)          -
                                                    --------    --------    --------    --------
Net income (loss)                                     $1,496       $(941)    $(3,709)    $(7,617)
                                                    --------    --------    --------    --------
                                                    --------    --------    --------    --------

Income (loss) per share:
     Continuing operations                              0.09       (0.06)       (.61)      (0.43)
     Discontinued operations:                              -           -           -           -
     Income (loss) from discontinued
     operations                                            -         .01        (.83)       (.01)
     Gain on disposal of discontinued
     operations                                            -           -        1.27           -
     Change in accounting principle                        -           -        (.04)          -
                                                    --------    --------    --------    --------

Income (loss) per share                                $0.09       $(.05)     $(0.21)   $  (0.44)
                                                    --------    --------    --------    --------
                                                    --------    --------    --------    --------
Weighted average common shares
     and common equivalent
     shares outstanding                               17,591      17,541      17,577      17,401
                                                    --------    --------    --------    --------
                                                    --------    --------    --------    --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Shareholders' Equity
(AMOUNTS IN THOUSANDS)
(UNAUDITED)



                                     Common Stock      Additional
                                     ------------        Paid-in        Retained
                                  Shares     Amount      Capital        Earnings        Total
                                  -----------------    ----------       --------      ---------

Balance, March 30, 1996           17,547      $176       $124,104        $14,989      $ 139,269

   Stock issued for cash,
   pursuant to stock option
   plan                               27         -            191              -            191
Stock issued for cash,
   pursuant to employee
   stock purchase plan                17         -            161              -            161

Translation adjustment                 -         -              -            (79)           (79)
Net loss                               -         -              -         (3,709)        (3,709)
                                  ------    ------     ----------       --------      ---------
Balance, December 28, 1996        17,591    $  176     $  124,456        $11,201      $ 135,833
                                  ------    ------     ----------       --------      ---------
                                  ------    ------     ----------       --------      ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(DOLLARS IN THOUSANDS)
(UNAUDITED)



                                                                  39 Weeks Ended
                                                            ----------------------------
                                                                    (UNAUDITED)
                                                            December 28,    December 30,
                                                                1996           1995
                                                            -----------     ------------
Cash flows from operating activities:
   Net loss                                                  $  (3,709)     $  (7,671)
                                                            ----------      ---------
   Adjustments to reconcile net loss to
   net cash provided (used) by operating activities:
      Depreciation and amortization                              6,074          8,355
      Deferred rent                                               (266)           (47)
      Deferred income taxes                                       (753)           337
      Cumulative effect of change in accounting principle        1,163              -
       (Gain) loss on disposition of assets                      2,565            (39)
       (Gain) loss on sale of CGE, before taxes                (36,535)             -
      Reserves recorded in connection with CGE disposal          8,465
   Changes in assets and liabilities:
      Nontrade accounts receivable, net                         (4,966)       (16,890)
      Merchandise inventories                                   (7,684)       (66,640)
      Prepaid expenses and other current assets                 (2,792)        (4,638)
      Other assets                                                (156)           502
      Accounts payable                                         (48,137)        68,257
      Accrued liabilities                                        1,393          3,730
      Income taxes payable                                           -           (325)
      Discontinued Operations                                   64,796              -
                                                            ----------      ---------
         Total adjustments                                     (16,833)        (7,398)
                                                            ----------      ---------

         Net cash provided by (used in)operating activities    (20,542)       (15,015)
                                                            ----------      ---------
Cash flows from investing activities:
   Additions to property and equipment                          (4,473)       (14,331)
   Proceeds from sale of equipment                                  72             61
   Proceeds from sale of CGE                                    45,000              -
                                                            ----------      ---------
         Net cash provided by (used in) investing activities    40,599        (14,270)
                                                            ----------      ---------

Cash flows from financing activities:
   Borrowings on notes payable to banks                              -        103,600
   Payments on notes payable to banks                                -       (103,600)
   Payments on capital lease obligations                          (226)          (445)
   Proceeds from stock issuances                                   352          3,513
                                                            ----------      ---------
      Net cash provided by financing activities                    126          3,068
                                                            ----------      ---------
Effect of exchange rates on cash                                   (79)            33
                                                            ----------      ---------

Net increase (decrease) in cash                                 20,104        (26,184)

Cash at beginning of period                                     49,590         42,592

                                                            ----------      ---------
Cash at end of period                                        $  69,694      $  16,408
                                                            ----------      ---------
                                                            ----------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                                  $      29      $      74
   Income taxes                                              $      75      $     334

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended March 30, 1996, contained in the Company's Report on Form 10-K, as amended pursuant to Amendment No. 1 thereto, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 and 39 weeks ended December 28, 1996, are not necessarily indicative of the results that may be expected for the full year.

     The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.

NOTE 2 EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. The effect of common equivalent shares was not included in computation of the earnings (loss) per share amounts for the 13 and 39 weeks periods ended December 28, 1996, and December 30, 1995, because it was anti-dilutive.

NOTE 3 LEASES

     The Company leases retail stores and distribution facilities under operating leases with remaining lives on most leases ranging from one to five years. As of December 28, 1996 the future minimum rental payments under these operating leases were as follows (in thousands):

          Fiscal Year
          -----------
          1997 (remainder)                  $3,003
          1998                               9,108
          1999                               4,935
          2000                               2,617
          2001                               1,679
          Thereafter                         1,890
                                             -----
          Total minimum payments           $23,232
                                           -------
                                           -------

EGGHEAD, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


Notes to Consolidated Financial Statements (CONTINUED)
(UNAUDITED)

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

The net assets and liabilities relating to discontinued operations have been segregated on the consolidated balance sheet from their historic classifications to separately identify them as being related to the discontinued operations. Net current assets of the discontinued operations at December 28, 1996 consisted of merchandise inventory, net of reserves. Current liabilities at December 28, 1996 consisted of liabilities relating to CGE and additional reserves deemed necessary to complete the disposal of remaining CGE assets and complete certain CGE activities.

NOTE 5 CHANGE IN ACCOUNTING PRINCIPLE

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This new standard requires that long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets. The Company adopted this standard at the beginning of the first quarter of fiscal year 1997. Cumulative effect of change in accounting principle was a charge of $0.7 million, after tax or $0.04 per share for the nine months ended December 28, 1996. This charge represents the adoption of SFAS 121 and the related writedown of the Company's held for sale Kalispell, Montana property and the related goodwill. The impact on retail operations during the nine months ending December 28, 1996 was $0.2 million and is included in Selling, General and Administrative expense.

EGGHEAD, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


Notes to Consolidated Financial Statements (CONTINUED)
(UNAUDITED

NOTE 6 SUBSEQUENT EVENT

On January 31, 1997, management of the Company announced a strategic realignment of the business organization. The reorganization will involve closing 77 of the 156 Egghead retail stores which were open as of December 28, 1996. These closures will reduce the number of markets in which the Company operates from 54 to 24. In connection with the reduction in retail stores, the Company is also substantially reducing its headquarters personnel, closing its Lancaster, Pennsylvania distribution center and offering for sale certain real estate assets including its headquarters building located in Spokane, Washington. The headquarters personnel will relocate to a leased facility in Spokane. The Company expects to record one-time expenses related to the restructure of approximately $30.0 million, before income taxes, during the fourth quarter.
The expenses include approximately $12.2 million in inventory liquidation expenses, $5.4 million in retail store lease termination costs, $3.1 million in severance payments, $2.5 million in disposals and lease terminations, related to fixed assets and $1.7 million in expenses related to the Lancaster distribution center closure. Additional costs of approximately $5.1 million consist of losses on real estate sales, retail store closing costs, fees for professional services and other miscellaneous expenses.

Senior management changes related to the reorganization include the departure of Terence Strom, President, Chief Executive Officer and Director, Kurt Conklin, Senior Vice-President, and Ron Smith, Senior Vice-President, who will be leaving the Company after a transitional period during which they will assist with the reorganization. George Orban, Chairman of the Board, has been elected as the new Chief Executive Officer.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION
GENERAL

     Egghead, Inc. (Egghead or the Company), a reseller of personal computer
     (PC) software, hardware, and related products, serves its customers through retail outlets and mail order. As of December 28, 1996, the Company operated 156 Egghead retail stores, a direct response group, an Internet site (www.egghead.com) and Elekom Corporation (ELEKOM), all of which are included in continuing operations.

     On January 31, 1997, management of the Company announced a strategic realignment of the business organization. The reorganization will involve closing 77 of the 156 Egghead retail stores which were open as of December 28, 1996. These closures will reduce the number of markets in which the Company operates from 54 to 24. The Company expects to complete substantially all of these closures prior to fiscal year end. Revenues for the nine months ended December 28, 1996, from the 79 remaining Egghead stores accounted for $164.7 million or 64% of Egghead's fiscal year-to-date retail store revenue. Comparable store revenues for this group decreased 4% for the nine-month period as compared to a decrease of 12% for the entire retail chain. The 79 remaining retail stores also contributed store profits in excess of the total year-to-date retail store profits, before distribution and corporate overhead expenses. In fiscal year 1998, the Company plans to have an additional 15 new format stores which emphasize broader merchandise assortments, computer upgrades and installation services. In the third quarter of fiscal 1997, the 11 stores which had been previously relocated and upgraded in existing markets generated comparable increases in revenue of 20% and retail store profit increases of 47%. There can be no assurance, however, that similar results will be obtained in the future with respect to these or other stores. Management also plans to invest additional resources in the Company's Internet site. In November, Egghead became the first major computer products retailer to deliver software programs over the Internet directly to customers' computers.

     In connection with the reduction in retail stores, the Company is also substantially reducing its headquarters personnel, closing its Lancaster, Pennsylvania distribution center and offering for sale certain real estate assets including its headquarters building located in Spokane, Washington. The headquarters personnel will relocate to a leased facility in Spokane. The reorganization is expected to reduce headquarters and distribution expenses to approximately $16.0 million on an annualized basis from its anticipated level of $35.0 million in fiscal year 1997, excluding discontinued operations.

     The Company expects to record a one-time charge during the fourth quarter of fiscal 1997 of approximately $30.0 million, before income taxes related to this restructure. The expense includes approximately $12.2 million in inventory liquidation expenses, $5.4 million in retail store lease termination costs, $3.1 million in severance payments, $2.5 million in disposals and lease terminations related to fixed assets, and $1.7 million in expenses related to the Lancaster distribution center closure. Additional costs of approximately $5.1 million consist of anticipated losses on real estate sales, retail store closing costs, fees for professional services and other miscellaneous expenses. By taking these actions, management expects to improve the Company's operating performance as well as improve the Company's inventory turn ratio.

     Senior management changes related to the reorganization include the departure of Terence Strom, Chief Executive Officer, President and Director, Kurt Conklin, Senior Vice-President, and Ron Smith, Senior Vice-President , who will be leaving the Company after a transitional period during which they will assist with the reorganization. George Orban, Chairman of the Board, has been elected as the new Chief Executive Officer.

     In August 1995, Egghead formed ELEKOM, a new subsidiary. ELEKOM was formed to develop electronic commerce applications and services which link customers and their suppliers. EleTrade, a product being developed by ELEKOM, uses Lotus Notes and other similar networks to provide large organizations an easy-to-use, cost-effective, secure and reliable product ordering and order management system for non-production goods and services. EleTrade allows companies to create customized electronic catalogs with multi-media product information and customer-specific pricing. ELEKOM is also developing additional enhancements to automate the internal requisition and approval process and which may create better asset/inventory management and allow electronic software distribution. ELEKOM, a development stage company, incurred selling, general and administrative costs of approximately $1.4 million during the nine months ended December 28, 1996. ELEKOM is not expected to have significant sales in fiscal year 1997. Egghead has invested a cumulative total of $4.2 million in ELEKOM.

     The Company has also historically served corporate, government, and education customers through its corporate, government, and education (CGE) division. On May 13, 1996, the Company sold the CGE Division to Software Spectrum, Inc. (SSI) a Texas corporation, for $45.0 million in cash which did not include the CGE division's receivables and inventory that Egghead liquidated in an orderly manner. The sale included a Fulfillment Agreement relating to the provision by Egghead to SSI of certain support services through September 13, 1996 and a Call Center Lease detailing the lease for a period of three years of a portion of Egghead's Spokane facility to SSI. Information contained in this filing excludes, unless otherwise stated, any data relative to the discontinued operations of the CGE division.

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

     This document contains forward-looking statements that involve risks and uncertainties including risks related to the highly competitive nature of the computer software, hardware and other related products retailing industry, the need for significant presence and market concentration in metropolitan areas in which the Company has store locations to achieve economies of scale for advertising and certain overhead costs, the seasonality and quarterly fluctuation of financial results, the early stage of the Company's new store format, the early stage of implementation of the strategic realignment of the company's business organization, the dependence of the Company's sales on the purchase and use of personal computers and software, and the development stage of the Company's subsidiary ELEKOM, and the risks detailed in the Company's SEC reports, including the report on Form 10-K for the year ended March 30, 1996 and the Form 10-Q for the quarters ended June 29, 1996 and September 28, 1996. Actual results may differ materially.

RESULTS OF OPERATIONS

     OVERVIEW

     Egghead reported a total net income from continuing and discontinued operations of $1.5 million for the quarter ended December 28, 1996 and a net loss of $3.7 million for the nine months then ended compared to a net loss of $941,000 and $7.6 million, respectively, for the prior year comparable periods. The decrease in loss for the nine month comparable periods is due primarily to the gain on the disposal of the CGE division. Total income (loss) per share for the quarters ended December 28, 1996 and December 30, 1995 were $0.09 and $(0.05), respectively. Total loss per share for the nine month periods ended December 28, 1996 and December 30, 1995 were $(.021) and $(0.44), respectively.


     CONTINUING OPERATIONS

     Income (loss) from continuing operations includes the results of the Company's retail division, direct response division, Internet site and ELEKOM. Net income from continuing operations for the third quarter was $1.5 million, or $.09 per share, compared to the net loss of $1.1 million, or $(.06) per share, for the same period of the previous year. Net loss from continuing operations for the nine months ended December 28, 1996 was $10.7 million or $.61 per share as compared to a net loss of $7.4 million or $.43 per share for the same period of the previous year.


     The following table shows the relationship of certain items included in the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                PERCENTAGE OF NET SALES
                                           Third Quarter       Year to Date
                                          13 Weeks Ended      39 Weeks Ended
                                         Dec. 28, Dec. 30,  Dec. 28,   Dec. 30,
                                           1996     1995      1996       1995
                                         -----------------  -------------------

 Net sales                                100.0%    100.0%    100.0%    100.0%
 Cost of sales, including certain
   buying, occupancy, and
   distribution costs                      86.2      88.1      88.8      88.4
 Gross margin                              13.8      11.9      11.2      11.6
 Selling, general, and
   administrative expense                  10.9      12.2      16.7      14.5
 Depreciation and amortization
   expense, net of amounts
   included in cost of sales                1.4       1.5       1.9       1.8
 Operating income (loss)                    1.5      (1.8)     (7.4)     (4.7)
 Income (loss) from continuing
   operations before income taxes           2.2      (1.5)     (6.5)     (4.0)
 Income (tax) benefit                      (0.9)      0.6       2.5       1.5
 Net income (loss) from continuing
     operations                             1.3      (0.9)     (4.0)     (2.5)

     NET SALES for the third quarter of fiscal 1997 were $113.2 million, a decrease of 7% from the $121.7 million in revenue for the same period of the previous year. For the nine months, the Company's total sales were $271.8 million, a decrease of 11% from the $307.0 million for the prior year. Comparable store sales decreased 8% and 12% for the third quarter and nine month periods from the same periods of the prior year. Comparable store sales results only include Egghead's retail stores. Excluded from this statistic are sales through 1-800 EGGHEAD and the Egghead Internet Site (www.egghead.com). The decrease in total sales is partially attributable to the closure of fourteen stores and opening of six new stores during the first nine months of fiscal year 1997 as well as a decrease in overall sales volume. Management intends to close an additional 77 stores during the fourth quarter of fiscal 1997. Revenues for the nine months ended December 28, 1996, from the 79 remaining Egghead stores accounted for $164.7 million or 64% of Egghead's fiscal year-to-date retail store revenue. Comparable store revenues for this group decreased 4% for the nine-month period as compared to a decrease of 12 % for the entire retail chain. The 79 remaining retail stores also contributed store profits in excess of the total year-to-date retail store profits, before distribution and corporate overhead expenses. See - "General."

     GROSS MARGIN (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) was $15.6 million or, as a percentage of net sales, 13.8% for the third quarter of fiscal 1997, compared to $14.5 million or 11.9% of net sales for the third quarter of fiscal 1996. For the nine months, gross margin was $30.4 million or 11.2% of sales compared to $35.6 million or 11.6% of sales last year. The overall gross margin percentage increase for the third quarter was primarily due to an increase in initial margin (final sales price less the original cost of the product) partially offset by a decrease in sales. The year-to-date gross margin decrease is due to the decrease is sales partially offset by an increase in initial margin. The initial margin ratio was higher by 76 percentage points for the third quarter and the year-to-date periods.

     SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSE was $12.4 million or, as a percentage of net sales, 10.9% for the quarter ended December 28, 1996, compared to $14.9 million or 12.2% for the quarter ended December 30, 1995. The Company has reduced its administrative and corporate headquarters expenses. For the nine months ended December 28, 1996, the SG&A expense was $45.3 million or 16.7% of sales as compared to $44.4 million or 14.5% of sales for the prior year comparable period. These results include several one-time restructure costs which were recorded in the first quarter of fiscal 1997. These costs include $1.4 million related to remaining lease obligations on Egghead's former headquarters and the relocation of the Company's headquarters, $0.6 million related to the consolidation of distribution facilities and $0.4 million of severance expense for the reduction of approximately 50 corporate staff.

     The Statement of Financial Accounting Standards No. 121 (SFAS 121), which Egghead adopted during the first quarter of fiscal 1997, requires the Company to write down to fair market value any assets not contributing positive cash flow. The impact on retail operations in the nine months ended December 28, 1996 was $180,000 and is included in SG&A.

     DEPRECIATION AND AMORTIZATION EXPENSE, NET OF AMOUNTS INCLUDED IN COST OF SALES, of $1.6 million and $5.1 million for the three and nine month periods ended December 28, 1996, respectively, as compared to $1.9 million and $5.5 million for the prior year comparable periods, has remained fairly constant.

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

     GAIN ON DISPOSAL OF THE DISCONTINUED OPERATION during the nine months ended December 28, 1996 was $22.2 million or $1.27 per share, net of tax. The sales price for the CGE division was $45.0 million in cash, which did not include CGE's current accounts receivable that are being liquidated in an orderly manner. The reported gain included the sales proceeds of $45.0 million less fixed assets and lease write-offs of $1.2 million, transaction, legal, and accounting fees of $2.0 million, transition period employment costs of $1.8 million, costs related to the fulfillment period of $3.4 million, and taxes of $14.3 million.

     LOSS FROM DISCONTINUED OPERATIONS was $14.5 million or $.83 per share, net of tax for the nine months ended December 28, 1996. The major components of the loss included accounts receivable and inventory write-offs and equipment lease buyouts of $4.9 million, warehouse closing costs of $3.2 million and operating losses, severance and other costs of $3.2 million. These charges were offset by a tax benefit of $9.3 million. During the first quarter, the Company closed a distribution center in Wilmington, Ohio, and implemented a 40% reduction in operations at its distribution center in Lancaster, Pennsylvania to reduce excess distribution capacity after the sale of the CGE division.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE was a charge of $711,000, after tax or $.04 per share for the nine months ended December 28, 1996. This charge represents the adoption of SFAS 121 and the related writedown of the Company's held for sale Kalispell, Montana property and the related goodwill.

 LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $20.1 million from $49.6 million at the end of fiscal 1996, to $69.7 million at December 28, 1996. The increase in the cash balance was primarily due to the $45.0 million gross proceeds from the sale of CGE and a reduction in the net current assets of discontinued operations of $64.8 million, which primarily relates to the collection of accounts receivable. These positive factors on the cash balance were partially offset by a reduction in accounts payable from $119.3 million on March 30, 1996 to $71.3 million on December 28, 1996.

     The decline in accounts payable was primarily attributable to a reduction from the abnormally high level of payables on March 30, 1996 and the reduction of payables related to CGE volume license and maintenance contracts (VLAM) of approximately $27.2 million.

     Net nontrade accounts receivable increased $4.9 million from $24.1 million at March 30, 1996, to $29.0 million at December 28, 1996. The increase is primarily due to an increase in co-op marketing receivables due to Christmas advertising.

     Merchandise inventories increased approximately $7.7 million primarily due to the Christmas shopping season.

     Assets of discontinued operations include all of the current assets of CGE as of December 28, 1996 and March 30, 1996. The decrease is due primarily to the collection of trade accounts receivable.

     Net property and equipment decreased $4.8 million, from $29.5 million at the end of fiscal 1996, to $24.7 million at December 28, 1996. The decrease is principally due to the disposal of assets related to the CGE division and normal depreciation.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     On January 31, 1997, The Company announced a substantial reorganization of it business involving the closing of 77 of its 156 stores and reducing the number of markets in which the Company operates retail stores from 54 to
     24. In addition, the Company is closing its Lancaster, Pennsylvania distribution center and selling certain real estate assets, including the Company's headquarters building located in Spokane, Washington. Headquarters' personnel will be substantially reduced and those remaining will be relocated to another Spokane location. The departure of Terence M. Strom, Chief Executive Officer, President and Director, Kurt Conklin, Senior Vice-President, and Ron Smith, Senior Vice-President. George Orban, Chairman of the Board was elected as President and Chief Executive Officer.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
     23.1      Report of Independent Public Accountants.
     27        Financial Data Schedule.

b.   Reports on Form 8-K
     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Liberty Lake, State of Washington, on February 10, 1997.
                                        EGGHEAD, INC.

                                        By   George Orban
                                          -------------------------------------
                                          George Orban
                                          Chief Executive Officer

                                        By   Brian Bender
                                          -------------------------------------
                                          Brian Bender
                                          Chief Financial Officer