Form 10-K
period 1997-03-29
EGGHEAD INC /WA/
filed 1997-06-27
CIK 832320

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K
     (Mark One)
     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended March 29, 1997
                                          OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to________

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
                                                         ---------------
     Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                 -----
     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                                 -------------
                                                                 $.01 PAR VALUE
                                                                  --------------
                                                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES   X       NO
         -----

     Indicate  by check  mark if  disclosure of  delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _______

    To the best of Egghead, Inc.'s knowledge, the aggregate market value of the voting stock held by non-affiliates of the registrant at May 24, 1997 was $47,745,815.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
             CLASS                                MAY 24, 1997
             -----                                ------------
     Common Stock, $.01 par value               17,591,087 shares

                         DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Form 10-K.

                                    EGGHEAD, INC.

                                  TABLE OF CONTENTS



                                                                            Page
                                                                            ----


                                        PART I

     Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . .     3
     Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . .    11
     Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    12
     Item 4.  Submission of Matters to a Vote of Security Holders. . . .    12


                                        PART II

     Item 5.  Market for the Registrant's Common Equity and Related Share-
              holder Matters . . . . . . . . . . . . . . . . . . . . . .    13
     Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . .    14
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . .    15
     Item 8.  Financial Statements and Supplementary Data. . . . . . . .    21
     Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure . . . . . . . . . . . . . . . . .    21


                                        PART III

     Item 10. Directors and Executive Officers of the Registrant . . . .    40
     Item 11. Executive Compensation . . . . . . . . . . . . . . . . . .    40
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . . .    40
     Item 13. Certain Relationships and Related Transactions . . . . . .    40


                                        PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .    40

                                        PART 1

ITEM 1.  BUSINESS OF EGGHEAD

GENERAL

    Egghead, Inc. ("Egghead") is a national reseller of personal computer ("PC") hardware, software, peripherals and accessories through 87 retail stores, its 1-800-EGGHEAD direct response unit and its Internet commerce site. Egghead, a Washington corporation, was incorporated in 1988 and is the successor to a corporation that was incorporated in Washington in 1984. In 1995, Egghead moved its corporate headquarters from Issaquah, Washington to its current facility in Liberty Lake, Washington. Egghead is the parent company of DJ&J Software Corporation, EH Direct, Inc. and Elekom Corporation ("ELEKOM"). Unless the context indicates otherwise, references to "Egghead" include Egghead and its subsidiaries.

    Egghead's primary source of revenue is sales through its retail stores. As of March 29, 1997, Egghead operated 87 retail stores. Egghead's retail stores offer a broad selection of PC-related products and services at competitive prices. Egghead also operates the 1-800-EGGHEAD direct response unit, which processes telephone, facsimile and mail orders for the same hardware and software products that are offered in its retail stores. 1-800-EGGHEAD also allows customers access to products not ordinarily available through its retail outlets by offering a special order service. Egghead maintains a site on the Internet (HTTP://WWW.EGGHEAD.COM) that contains information about Egghead and its merchandise offerings and permits customers to place orders for hardware and software products on-line.

    On May 1, 1997, Egghead announced a definitive agreement to acquire closely held Surplus Software, Inc. ("Surplus Direct") for up to 5,600,000 newly issued shares of Egghead Common Stock ("the Merger"). In connection with the Merger, Egghead will repay approximately $5.6 million of Surplus Direct's outstanding debt. Surplus Direct is a reseller of previous version computer hardware and software and reported sales for the nine months ended February 28, 1997 of approximately $35.0 million. Surplus Direct has a relatively limited operating history, and, although it reported break-even to profitable results for the three fiscal years ended May 31, 1996, 1995 and 1994, it reported a $1.2 million loss for the nine months ended February 28, 1997. Egghead believes that the Merger will create synergies through the combination of Surplus Direct's hardware purchasing expertise, access to the surplus PC products channel, entrepreneurial management and Internet commerce development capabilities with Egghead's greater software product procurement expertise and seasoned retail management. There can be no assurance that these benefits will be achieved. The two companies participate in a 50-50 joint venture store operated under the name Egghead Computer Surplus. Egghead's 87 retail stores include the joint venture store. The Merger is subject to approval by Egghead's and Surplus Direct's shareholders and to customary closing conditions, and is expected to be completed in August 1997.

MARKET OVERVIEW

    Sales of PC hardware, software and related products depend on the continued purchase and expanded use of PCs in households and businesses, the continued development of PC software and other changes in the PC industry. The use and acceptance of PCs has increased over the last decade due to technological changes such as improved operating systems and hardware, the availability of quality hardware and software products at reasonable prices and the ability to utilize PCs to obtain information on the Internet.

    Rapid technological change presents both opportunity and risk for PC product resellers. For example, prices of microprocessor chips are decreasing due to increased competition among computer chip manufacturers and the introduction of newer, faster microprocessor chips. The decrease in microprocessor chip prices has contributed to reductions in PC prices, resulting in increased sales of PCs to businesses and individual consumers. However, the rapid improvements in processing capability made possible by improvements in microprocessor chips, improved operating systems and other technological advances contribute to shorter product life cycles that may result in reduced margins due to rapid product obsolescence.

    The availability of more sophisticated and user-friendly software at reasonable prices has also increased demand for PC products. For example, improvements in graphical user interfaces, the development of integrated software packages, such as office suite products, and new interactive educational and entertainment products encourage purchases of PC hardware, as well as software and other PC products. New technologies, such as CD-ROM, which provide a multimedia experience involving full-motion video and stereo sound, enable home users to more effectively use PCs for educational and entertainment purposes. Sales of PC hardware accessories, such as hard drives and modems, also have increased as consumers enhance their PCs. Egghead believes that new technologies such as these result in enhanced product offerings, generating demand for software and hardware products as these technologies are developed and brought to the market place.

    Access to electronic communications networks, such as the Internet and commercially available on-line services, has also become important to both businesses and individual consumers and has increased the demand for PCs. Egghead anticipates that such networks will provide substantial opportunities both now and in the future for communications, commerce and the exchange of data. Software publishers have recognized the significance of this trend and have begun to integrate interfaces for these electronic communications networks into their operating systems and workgroup software.

    Although Egghead believes that these factors are likely to contribute to a continued increase in demand for PC products, a long-term decline in the purchase or use of home or business PCs, or an interruption in the continued development of PC software, would have a material adverse effect on Egghead's financial condition and results of operations. The number of distribution channels for PC products has also increased, and such channels have become extremely competitive. PC products are distributed through resellers that include specialty retail stores, office supply super stores, electronic superstores, merchandise clubs, mass merchandisers and direct response businesses. In addition, Internet commerce and other means of electronic distribution are becoming increasingly viable channels. Egghead believes, nevertheless, that the PC product market offers significant opportunities for resellers that can provide desired merchandise at competitive prices, supported by extensive product knowledge and service.

PRODUCTS AND SERVICES

    Through its retail outlets, 1-800-EGGHEAD direct response unit and Internet commerce site, Egghead sells PC hardware, software, peripheral devices, accessories and computer-related magazines, books and tutorials. Egghead carries products categorized under approximately 2,000 separate stock-keeping units in its retail stores. Customers may also order thousands of additional products through the 1-800-EGGHEAD special order service and Egghead's Internet commerce site.

    Egghead began operations in 1984 primarily as a software reseller, but in recent years has expanded its product offering to include a greater percentage of hardware and other non-software products. Approximately 39% of Egghead's revenues for the fourth quarter of the fiscal year ended March 29, 1997 were derived from sales of hardware and other non-software products, primarily due to Egghead's increased and continuing focus on these product offerings, and Egghead expects that this percentage will continue to grow. Egghead has increased its hardware offerings in an effort to respond to a broader range of customer needs and to position itself as a one-stop shopping alternative for PC consumers. Egghead's management also believes that the PC hardware market is attractive because hardware products offer resellers higher dollar gross margins relative to software products.

    Egghead provides a variety of customer services in order to enhance and support the marketing of PC products. In all of its retail stores, Egghead employs a knowledgeable sales force and offers free product demonstrations to assist customers in selecting PC products, with PCs available for in-store evaluation of Egghead's hardware and software products. In addition, 31 of Egghead's retail stores also offer computer upgrade and installation services on a fee basis. Egghead also offers product information and customer assistance through its 1-800-EGGHEAD direct response unit and its Internet commerce site.

    Egghead has established the Custom Updates and Eggstras ("CUE-SM-") program, a preferred customer membership program that provides discounts and other benefits to Egghead's customers. Egghead regularly sends CUE-SM- members catalogs and other mailings that contain advance notice of sales promotions and new offerings of PC products and other technology. CUE-SM- provides Egghead with a database of customers, their PC equipment profiles and a history of their software purchases.

RETAIL OPERATIONS

    Egghead's retail stores offer a broad selection of computer-related products and services at competitive prices. Its retail stores are designed to provide a convenient shopping environment for individuals and organizations who purchase PC hardware, software and related products for their personal and business use. Egghead's knowledgeable sales force offers solutions-oriented assistance to its customers. As of March 29, 1997, Egghead operated 87 retail stores including the joint venture store that sells closeout and clearance merchandise.

    Egghead's traditional stores contain approximately 2,500 square feet of retail selling space and typically are located in strip shopping centers. New store locations are extensively researched, and Egghead seeks to locate new stores in densely populated areas with a significant concentration of PC owners and high mean income levels. Egghead recently implemented a new merchandising format in certain of its retail stores that offers a broader selection of hardware and other non-software products in an expanded space that is approximately twice the size of its traditional stores. The larger store format provides more room for bulkier merchandise such as PC hardware. Egghead's sales of hardware and other non-software products increased from approximately 33% of revenue in the fourth quarter of fiscal 1996 to approximately 39% of revenue in the fourth quarter of fiscal 1997.

    Egghead believes that additional hardware and other non-software offerings and service and upgrade capabilities will attract a broader base of customers. The performance of these new stores has been mixed, however, and management continues to evaluate results while refining the format. As of March 29, 1997, Egghead operated 24 of its retail stores under this expanded format, and as store leases expire on Egghead's traditional, smaller format stores, Egghead may replace certain of these stores with new, larger stores.

    In November 1996, Egghead and Surplus Direct opened Egghead Computer Surplus, a joint venture retail store in Portland, Oregon, that offers overstocked, close-out, discontinued and previous version computer hardware and software at discounted prices, as well as installation and upgrade services.

    On January 31, 1997, Egghead announced a strategic realignment of its business organization involving the closure of 77 of the 156 Egghead retail stores that were open as of December 28, 1996. As of March 29, 1997, 70 of these stores had been closed, reducing the number of geographic locations in which Egghead operates from 54 to 26. Concurrently with the reduction in retail stores, Egghead reduced its headquarters personnel, closed its Lancaster, Pennsylvania distribution center and offered for sale certain real estate assets, including its administrative headquarters building located in Liberty Lake, Washington.

1-800-EGGHEAD AND INTERNET COMMERCE OPERATIONS

    Egghead also sells PC-related products and provides additional customer services through its 1-800-EGGHEAD direct response unit and its Internet commerce site.

    1-800-EGGHEAD. The 1-800-EGGHEAD direct response unit processes telephone, facsimile and mail orders for the same hardware and software products that are offered in Egghead's retail stores. 1-800-EGGHEAD also allows customers access to products not ordinarily available through its retail outlets by offering a special order service. The 1-800-EGGHEAD service enables customers who do not live near an Egghead retail store, or who prefer the convenience of shopping at home, to purchase Egghead merchandise from their homes or businesses. Orders typically are placed from circulars containing lists and descriptions of available merchandise that are distributed by Egghead to individuals and organizations. Merchandise purchased through 1-800-EGGHEAD is generally shipped directly to the customer from

Egghead's distribution center in Sacramento, California. Customer representatives in the 1-800-EGGHEAD direct response unit also provide customer service support for Egghead's retail stores and refer callers who would like to preview a particular product to one of Egghead's retail stores or its Internet commerce site.

    INTERNET AND ELECTRONIC COMMERCE. Egghead maintains a site on the Internet (HTTP://WWW.EGGHEAD.COM) that contains information about Egghead and its merchandise offerings and permits customers to place orders for software and hardware products on-line. In February 1996, Egghead began offering hardware and software products through its Internet commerce site, and in November 1996, Egghead began offering electronic delivery of selected software products. This service permits a customer to place an order for selected software products and to have the products downloaded directly onto his or her PC through purely electronic means. Egghead customers can use the Internet commerce site to search for software titles, browse Egghead's merchandise selection and view demonstrations of selected software programs before placing an order. In addition, Egghead's Internet commerce site contains lists of Egghead store locations and of manufacturers' technical support hotlines for many of the products it offers. Customers can also use the site to make customer service inquiries, offer suggestions and read articles and reviews regarding Egghead's hardware and software offerings.

    In November 1996, Egghead began offering electronic delivery of selected software products. Egghead management believes that electronics software distribution may eventually become increasingly common and that electronic distribution may offer significant cost advantage over traditional means of delivery.

    In August 1995, Egghead formed ELEKOM to develop electronic commerce applications and services that link customers and their suppliers. An Internet-compatible commerce application developed by ELEKOM is designed to provide large organizations an easy-to-use, cost-effective, secure and reliable product ordering and order management system for goods and services. The application permits businesses to submit purchase orders to their suppliers electronically and allows the purchaser and supplier to establish pre-set pricing, quantity and other specifications for such orders. Elekom is currently testing prototypes of the application with one large organization.

MARKETING, ADVERTISING AND PROMOTION

    Egghead's marketing, advertising and promotional efforts are designed to position it as the PC product reseller of choice. These efforts have established strong customer identification of Egghead's name and logo. Egghead strives to create market awareness of its retail stores, and to create primary demand for the products it sells, through aggressive advertising and marketing efforts. Egghead's advertising campaigns emphasize the broad selection of merchandise and competitive prices offered by Egghead. Egghead also advertises to promote major new product launches.

    Egghead's primary advertising medium is direct mail, which is used to target the segment of the population that owns and/or uses PCs. In addition to mailing to a database of more than 3.7 million CUE customers, Egghead mails its circulars to PC owners targeted from purchased lists. Egghead also advertises in both local and national newspapers, as well as on its Internet commerce site. Egghead routinely enters into cooperative advertising and other promotional and market development fund arrangements with manufacturers, publishers and distributors.

MERCHANDISING

    Egghead purchases most of its products through a central purchasing department, which determines inventory levels and product mix based upon rates of sale, seasonality and store demographics. Egghead also places special orders of nonstocked PC products in response to customer requests.

    Egghead purchases merchandise primarily through distributors. Egghead also purchases hardware, software and other products directly from approximately
300 manufacturers and publishers, including Microsoft, which is Egghead's primary vendor. In fiscal 1997, purchases from Microsoft represented approximately 18.3% of Egghead's total net purchases.

    Egghead's purchasing department seeks to take advantage of volume discounts offered by certain manufacturers, publishers and distributors whenever consistent with Egghead's inventory policies. The closure of Egghead stores in connection with the strategic restructuring may adversely affect the level of volume discounts Egghead receives from its vendors.

    Egghead has historically managed its product obsolescence risk through its vendor exchange, return and pricing mechanisms. Egghead's exchange and return privileges with its distributors and vendors typically include time, volume and other limitations. Although such exchange and return privileges add complexity and expense to Egghead's purchasing operations, they allow Egghead to reduce the risk of loss resulting from obsolete and defective merchandise.

DISTRIBUTION

    Egghead operates a 138,000-square-foot distribution center in Sacramento, California. Most inventory that Egghead purchases is received by this distribution facility before it is sent to a customer or to a retail store, although some merchandise is shipped directly from vendors or distributors to Egghead's retail stores or customers. Egghead's distribution facility also processes returned merchandise. During June 1996, Egghead closed its distribution center in Wilmington, Ohio. It closed its Lancaster, Pennsylvania distribution facility in March 1997 in connection with the restructuring of its business.

COMPETITION

    The business of selling PC software, hardware and related products is intensely competitive. Since its inception in 1984, Egghead has witnessed a proliferation of competing distribution outlets for PC software and hardware products, including chains of large specialty stores, systems integrators, manufacturers and publishers selling directly, mail-order firms and mass merchandise retailers. In addition, electronic communications networks such as the Internet are creating new opportunities for the distribution of software and hardware products, and the cost savings associated with such electronic distribution channels may eventually be expected to result in further price reductions in the industry.

    Egghead believes that the major competitive factors in its business include price, breadth and depth of selection, customer service (including technical support), and marketing and sales capabilities. Given the highly competitive nature of the PC industry, there can be no assurance that Egghead can compete successfully with respect to these factors. Egghead's financial condition and results of operations would be materially adversely affected if its competitors were to offer PC products at significantly lower prices or if Egghead were unable to obtain products in a timely manner for an extended period of time.

    Egghead competitors include computer and office superstores such as Comp USA, Inc. and Office Depot, Inc., consumer electronics superstores such as Fry's Electronics, mass merchandisers such as Wal-Mart Stores, Inc. and warehouse membership clubs such as Sam's Club. Computer superstores typically are very price competitive and offer a wide product selection, while office superstores have a more limited selection. Computer superstores also offer on-site installation of software and hardware upgrades, and some offer training and technical services. Mass merchandisers and warehouse clubs are price-competitive but carry relatively few software titles and a limited selection of hardware products. In addition, direct response businesses, such as Micro-Warehouse, Inc. ("Micro-Warehouse"), and manufacturers, such as Dell Corp., selling directly to consumers, compete directly with Egghead. Egghead also faces intense competition in the electronic commerce market on the Internet, which is evolving rapidly. In the Internet market, Egghead competes with companies that have established Internet commerce sites or that derive a substantial portion of their revenue from electronic commerce. Several companies with substantial customer bases in the computer and peripherals catalog business, such as Micro-Warehouse, also may devote more resources to Internet commerce in the future.

    Because the PC product market is very competitive, resellers typically have low gross margins and operating income as a percentage of sales. Increased competition may lead to reduced profit margins on PC hardware, software and related products, which could have a material adverse effect on Egghead's results of operations. Therefore, Egghead's profitability depends heavily on effective internal operating and cost control and the ability to adapt quickly and efficiently to changes in industry trends.

EMPLOYEES

    At March 29, 1997, Egghead had approximately 1,310 employees. Egghead's employees are not represented by a collective bargaining unit. Egghead believes that its employee relations are generally good.

TRADEMARKS AND TRADE NAMES

    "EGGHEAD-Registered Trademark-," "EGGHEAD DISCOUNT SOFTWARE-Registered Trademark-," "EGGSPERT-Registered Trademark-," "All You Need to Know-Registered Trademark-," the "PROFESSOR EGGHEAD-Registered Trademark-" design and "EGGCESSORIES-Registered Trademark-" are registered in the United States Patent and Trademark Office as service marks or trademarks of Egghead.
 Egghead also does business under the trade names "Egghead Computer," "Egghead Software," "Egghead Discount Software," and "Mac's Place at Egghead." In addition, Egghead is the owner of a number of common law trademarks and service marks, including "SOFTWARE ASSET MANAGEMENT-SM-," "SAM-SM-," "CUE-SM-," "EGGHEAD-Registered Trademark-EXPRESS-TM-," "EGG CARTON-TM-," "ELEKOM-TM-," "EleTrade-TM-" and certain "EGG" combination words. Egghead believes the strength of its trademarks and service marks benefits its business and intends to continue to protect and promote its registered and common law trademarks and service marks.

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

    RESTRUCTURING AND REORGANIZATION OF EGGHEAD OPERATIONS; RECENT LOSSES. Egghead has reported substantial losses from its continuing operations over its last five fiscal years, including an after-tax loss of $49.0 million and an overall net loss of $39.6 million for its fiscal year ended March 29, 1997. These losses included a $24.0 million restructuring and impairment charge and a net noncash charge of $10.7 million for the establishment of a deferred tax valuation allowance. Egghead has taken a number of steps intended to reduce or eliminate its losses and to achieve break-even results on an operating cash flow basis for fiscal 1998. These steps included divesting a non-retail business segment, closing unprofitable stores, upgrading existing stores, experimenting with new store formats, developing electronic commerce tools through its subsidiary Elekom and implementing a new Internet commerce site.

    For example, in May 1996, Egghead sold its Corporate, Government and Education ("CGE") division to generate cash and to allow management to focus on retail operations. The sale resulted in a net gain of $22.3 million, offset by a related loss from the CGE operations of $12.3 million. During the fourth quarter of fiscal 1997, Egghead substantially restructured and reorganized its operations by (i) closing 70 of its worst performing retail stores, (ii) substantially reducing its headquarters personnel, (iii) closing its Lancaster, Pennsylvania distribution center, and (iv) offering for sale certain real estate assets, including its headquarters building located in Liberty Lake, Washington. Egghead intends to close an additional seven poorly performing retail stores as part of the restructuring and reorganization. Since fiscal 1996, Egghead has also opened or remodeled eight 5,000 square-foot stores, which are approximately twice the size of its traditional stores, and increased its hardware product offerings in these stores in an effort to improve sales.

    These initiatives have achieved mixed results. Egghead's gross margin as a percentage of sales may decline as the company continues to expand its hardware assortment. Further reductions in operating expenses may be necessary, and Egghead may need to close additional retail stores. Results from Egghead's new larger stores have been mixed, and

Egghead will continue to evaluate the performance of its larger format stores and expects that further refinement of its store format will be required. There can be no assurance that Egghead will be able to maintain the improved it has achieved in its upgrade stores or replicate them in other stores. Egghead's Internet commerce site, which was activated in February 1996, did not generate significant revenues in fiscal 1997, and there can be no assurance that this distribution method will generate significant revenues in the future. Although ELEKOM is currently testing prototypes of its products, Egghead's investment in ELEKOM has not resulted in any revenues to date, and there can be no assurance that it will generate revenue in the future. Moreover, there can be no assurance that Egghead will be able to sell its real estate assets at a profit or in a timely manner that will avoid additional carrying costs. Competition is intensifying in all of Egghead's geographic markets, and prices continue to erode. Furthermore, despite the restructuring and reorganization measures described herein, Egghead anticipates that it will sustain additional losses in fiscal 1998 and a modest loss in fiscal 1999 on a stand-alone basis

    Accordingly, it is not clear that Egghead has developed a business strategy that will accomplish its goal of reducing and eliminating its losses, and there can be no assurance that it will be able to do so. If Egghead cannot develop a profitable strategy, and its losses continue, it will deplete its financial resources and reduce shareholders' equity.

    FLUCTUATIONS IN, AND UNCERTAINTY OF, FUTURE OPERATING RESULTS; FUTURE LOSSES. Egghead's operating results have fluctuated in the past and are likely to do so in the future, particularly on a quarterly basis. As with many retailers and direct marketers, a significant portion of both companies' sales will be generated in the fiscal quarter that includes the winter holiday selling season. As a result, the annual earnings of the company will depend heavily on the results of that quarter. Egghead's quarterly results of operations may also fluctuate as a result of the amount of sales contributed by new stores, the timing of costs associated with the construction and opening of these stores and the timing of the closing of any stores. The company's quarterly results of operations may fluctuate in response to the overall demand for PC products, shifts in the mix of demand for hardware and software products, the introduction of new products or upgrades and the success of the Internet commerce site.

    Egghead's operating results are also highly dependent on respective levels of gross profit as a percentage of net sales, which fluctuate due to factors that may be outside of their control. These factors include product mix, competitive pricing pressures, product availability and changes in prices from suppliers and the need to reduce prices to dispose of older inventory for which there was less demand than anticipated.

    COMPETITION. The business of selling PC software, hardware and related products is intensely competitive. Since its inception in 1984, Egghead has witnessed a proliferation of competing distribution outlets for PC software and hardware products, from chains of large specialty stores and other resellers to manufacturers and publishers selling directly, mail-order firms and mass merchandise retailers. In addition, electronic communication networks such as the Internet are creating new opportunities for the distribution of software and hardware products, which has resulted in additional competition. The cost savings associated with such electronic distribution channels can also be expected to result in further price reductions in the industry.

    Because the PC product market is very competitive, resellers typically have low gross margins and operating income as a percentage of sales. Increased competition in Egghead's business may lead to reduced profit margins on PC hardware, software and related products, which could have a material adverse effect on the company's results of operations. Therefore, the company's profitability will depend heavily on effective internal operating and cost control and the ability to adapt quickly and efficiently to changes in industry trends. Many of Egghead's current and potential competitors have significantly greater financial, technical, marketing and other resources than the company. As a result, such competitors may be able to secure merchandise from vendors on more favorable terms than those that may be obtained by the company, and may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than the company. The company's financial condition and results of operations would be materially adversely affected if its competitors were to offer PC products at significantly lower prices, if the company were unable to obtain products in a timely manner for an extended period of time or if more effective competitors emerge.

    EGGHEAD DEPENDENCE ON SUPPLY SOURCES. Egghead purchases merchandise primarily through distributors. Egghead also purchases hardware, software and other products directly from approximately 300 manufacturers and publishers, including Microsoft, which is Egghead's primary vendor. In fiscal 1997, purchases from Microsoft represented approximately 18.3% of Egghead's total net purchases. Egghead and Microsoft are currently working to transition Egghead's source of supply to distribution. Vendors which have established significant market share in the PC product market can, to some extent, influence Egghead's merchandising policies and other aspects of Egghead's operations. Egghead does not have long-term contracts or arrangements with its vendors that would ensure the availability of merchandise, and there can be no assurance that Egghead's current vendors will continue to supply merchandise to Egghead. To the extent that Egghead purchases from manufacturers, moreover, there is a risk that the reduction in the volume of Egghead's purchases resulting from store closures undertaken as part of its restructuring and reorganization will adversely affect its ability to purchase directly from such manufacturers. Egghead's financial performance in large part depends on the terms it obtains from its suppliers. Such terms include unit prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. If Egghead is unable to maintain favorable terms with its suppliers, its results of operations could be materially adversely affected. See "BUSINESS OF EGGHEAD--Merchandising."

    LIMITED EXPERIENCE, AND RISKS ASSOCIATED, WITH INTERNET COMMERCE.
Egghead seeks to utilize the Internet and other means of electronic commerce to sell and distribute merchandise. Revenues generated through the company's Internet commerce site still represents only a relatively small percentage of the company's total net sales. Egghead established its Internet commerce site in February 1996 and began directly downloading selected software products to its customers' PCs in November 1996. Total net sales from Egghead's Internet commerce site did not represent a significant portion of its total net sales in fiscal 1997.

    Demand for and market acceptance of recently introduced services and products sold over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. The Internet is also characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions and the emergence of new industry standards and practices. In addition, as with other providers of Internet services, Egghead must rely on an Internet service provider to connect the Internet commerce site to the Internet, and on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information on the Internet. There can be no assurance that a sufficiently broad base of customers will adopt and continue to use the Internet as a medium of commerce, the company will be successful in using new technologies effectively or adapting its Internet commerce sites and proprietary technology to customer requirements or industry standards, that interruptions in the company's Internet commerce site connections or the telecommunications access will not occur or that compromises or breaches will not occur in the encryption and authentication technology utilized by the company. Failure of an Internet commerce market to develop, or the occurrence of any of the events described above, could have a material adverse effect on the business, financial condition and results of operations of the company.

ITEM 2   PROPERTIES

    At March 29, 1997, Egghead operated 87 retail stores (including its joint venture store with Surplus Direct) in 19 states and the District of Columbia.
 Most of Egghead's stores are located in strip shopping centers to provide customers convenient access. As of March 29, 1997, Egghead's retail store locations were as follows:

                                            NUMBER OF
              LOCATION                   RETAIL OUTLETS
    ---------------------------------   ----------------
    Arizona. . . . . . . . . . . . . . . . .    2
    California . . . . . . . . . . . . . . .   18
    Colorado . . . . . . . . . . . . . . . .    2
    Connecticut. . . . . . . . . . . . . . .    2
    District of Columbia . . . . . . . . . .    1
    Illinois . . . . . . . . . . . . . . . .    3
    Maryland . . . . . . . . . . . . . . . .    3
    Massachusetts. . . . . . . . . . . . . .    8
    Michigan . . . . . . . . . . . . . . . .    5
    New Jersey . . . . . . . . . . . . . . .    6
    New Mexico . . . . . . . . . . . . . . .    1
    New York . . . . . . . . . . . . . . . .    5
    North Carolina . . . . . . . . . . . . .    2
    Oregon . . . . . . . . . . . . . . . . .    6
    Pennsylvania . . . . . . . . . . . . . .    3
    Tennessee. . . . . . . . . . . . . . . .    1
    Texas. . . . . . . . . . . . . . . . . .    2
    Utah . . . . . . . . . . . . . . . . . .    3
    Virginia . . . . . . . . . . . . . . . .    4
    Washington . . . . . . . . . . . . . . .   10
                                               --
    Total. . . . . . . . . . . . . . . . . .   87
                                               --
                                               --

    As part of the restructuring and reorganization, Egghead intends to close an additional seven stores. Egghead leases all of its retail stores under leases expiring from fiscal 1998 to fiscal 2007. Egghead expects that leases with terms expiring during fiscal year 1998 will be renewable at Egghead's option under substantially similar terms. Nearly all of Egghead's leases provide for a minimum monthly rent that either is constant or adjusts periodically throughout the lease term, including renewal periods.

    Egghead currently leases its distribution facility in Sacramento, California. The lease on Egghead's Sacramento distribution facility expires in September 1998, with renewal options available. During June 1996, Egghead closed its distribution center in Wilmington, Ohio. It closed its Lancaster, Pennsylvania distribution facility in March 1997 in connection with the reduction in scope of its business and plans to sublease that facility.

    Egghead owns and is currently offering for sale its administrative headquarters building in Liberty Lake, Washington. Approximately 51% of the Liberty Lake, Washington facility currently is being leased to Software Spectrum, Inc. pursuant to a call center lease agreement entered into by Egghead and Software Spectrum, Inc. in connection with the sale of Egghead's CGE division. The lease has a three-year term expiring in 1999 with an option for renewal. Egghead's Liberty Lake facility houses its corporate headquarters, information systems and Egghead's 1-800-EGGHEAD direct response operation. Egghead is evaluating whether to enter into a sale and leaseback of its existing headquarters facility or to relocate its headquarters to another facility in the Spokane, Washington area during fiscal 1998.

    Compliance with federal, state and local laws enacted for protection of the environment has had no material effect on Egghead's capital expenditures, earnings or competitive position. Egghead does not anticipate any material adverse effects in the future based on the nature of its operations and the current focus of such laws.

ITEM 3.  LEGAL PROCEEDINGS
    Various claims and lawsuits arising in the normal course of business are pending against the Company. The subject matter of these proceedings primarily includes commercial disputes and employment issues. The results of these proceedings described above are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 1997.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

MARKET AND MARKET PRICE FOR COMMON STOCK

    Egghead's common stock, $0.01 par value, is traded over the counter under the symbol EGGS and is quoted as part of the NASDAQ National Market System.

    The Egghead common shares are NASDAQ quoted on the Nasdaq National Market. The table below sets forth for the periods indicated the high and low sale prices per Egghead common share on the Nasdaq National Market as reported in published financial sources. For current price information, the Egghead shareholders are urged to consult publicly available sources.

                                                  HIGH            LOW
                                                  ----            ---



    FISCAL 1997 (ENDED MARCH 29, 1997):
    Fourth Quarter . . . . . . . . . . . . .      6.00           4.38
    Third Quarter. . . . . . . . . . . . . .      6.63           5.00
    Second Quarter . . . . . . . . . . . . .     10.88           5.88
    First Quarter. . . . . . . . . . . . . .     13.63           9.50

    FISCAL 1996 (ENDED MARCH 30, 1996):
    Fourth Quarter . . . . . . . . . . . . .     10.69           5.13
    Third Quarter. . . . . . . . . . . . . .      8.75           5.88
    Second Quarter . . . . . . . . . . . . .     13.75           7.88
    First Quarter. . . . . . . . . . . . . .     13.38           8.88

    HOLDERS

    The approximate number of holders of record of Egghead's common stock as recorded on the books of Egghead's Registrar and Transfer Agent as of May 24, 1997 was 1,054.

    DIVIDENDS

    No cash dividends were declared or paid by Egghead during any of the periods presented above. Egghead presently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings for use in its business operations.

ITEM 6.  SELECTED FINANCIAL DATA
                                          1

    The following selected historical financial data of Egghead have been derived from Egghead's historical consolidated financial statements. Fiscal year 1993 had 53 weeks. All other fiscal years presented had 52 weeks. All Statement of Operations amounts reflect the CGE activities as discontinued operations. The selected financial data presented below should be read in conjunction with such consolidated financial statements and the notes thereto.

STATEMENT OF OPERATIONS DATA:
                                                                                         FISCAL YEAR
                                                                  -----------------------------------------------------------
                                                                    1993         1994        1995         1996        1997
                                                                  ---------    ---------   ---------    ---------   ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
   OPERATIONS DATA:
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 321,566    $ 373,510   $ 434,021    $ 403,841   $ 360,715
Cost of sales, including certain buying, occupancy and
   distribution costs. . . . . . . . . . . . . . . . . . . . .      270,266      322,210     380,428      357,373     326,044
                                                                  ---------    ---------   ---------    ---------   ---------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . . .       51,300       51,300      53,593       46,468      34,671

Selling, general and administrative expenses . . . . . . . . .       48,249       56,096      53,895       59,639      60,632
Depreciation and amortization expenses, net of amounts
   included in cost of sales . . . . . . . . . . . . . . . . .        6,089        7,603       7,363        7,449       6,043
Provision for restructuring and impairment costs . . . . . . .          858           --          --           --      15,597
Provision for shareholder litigation . . . . . . . . . . . . .           --        1,200          --           --          --
                                                                  ---------    ---------   ---------    ---------   ---------
Operating loss . . . . . . . . . . . . . . . . . . . . . . . .       (3,896)     (13,599)     (7,665)     (20,620)    (47,601)

Theft insurance recovery . . . . . . . . . . . . . . . . . . .           --           --       1,650           --          --
Other (expense) income . . . . . . . . . . . . . . . . . . . .         (489)        (101)        618        2,469       3,428
                                                                  ---------    ---------   ---------    ---------   ---------
Loss from continuing operations before income taxes. . . . . .       (4,385)     (13,700)     (5,397)     (18,151)    (44,173)
Income tax benefit (provision) . . . . . . . . . . . . . . . .        1,711        5,343       2,106        7,030      (4,788)
                                                                  ---------    ---------   ---------    ---------   ---------
Loss from continuing operations. . . . . . . . . . . . . . . .       (2,674)      (8,357)     (3,291)     (11,121)    (48,961)

Income from discontinued operations, net of tax. . . . . . . .        9,604        7,843       5,959          376     (12,254)
Gain on disposal of discontinued operations, net of tax. . . .           --           --          --           --      22,286
                                                                  ---------    ---------   ---------    ---------   ---------
Income (loss) from discontinued operations . . . . . . . . . .        9,604        7,843       5,959          376      10,032
                                                                  ---------    ---------   ---------    ---------   ---------
Net income (loss) before cumulative effect of change in
   accounting principles . . . . . . . . . . . . . . . . . . .        6,930         (514)      2,668      (10,745)    (38,929)
Cumulative effect of change in accounting principles, net of tax         --           --          --           --        (711)
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    ---------    ---------   ---------    ---------   ---------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . .    $   6,930    $    (514)  $   2,668    $ (10,745)  $ (39,640)
                                                                  ---------    ---------   ---------    ---------   ---------
                                                                  ---------    ---------   ---------    ---------   ---------

Earnings (loss) per share:
   Continuing operations . . . . . . . . . . . . . . . . . . .    $   (0.15)   $   (0.49)  $   (0.19)   $   (0.64)  $   (2.78)
   Discontinued operations net . . . . . . . . . . . . . . . .    $    0.56    $    0.46     $  0.34      $  0.02   $     .57
   Cumulative effect of change in accounting principle, net. .           --           --          --           --        (.04)
                                                                  ---------    ---------   ---------    ---------   ---------
   Net income (loss) per share . . . . . . . . . . . . . . . .    $    0.41    $   (0.03)  $    0.15    $   (0.62)  $   (2.25)
                                                                  ---------    ---------   ---------    ---------   ---------
                                                                  ---------    ---------   ---------    ---------   ---------

OPERATING DATA:

   Number of retail stores:
      Open at end of period. . . . . . . . . . . . . . . . . .          205          189         169          164          86
      Opened during period . . . . . . . . . . . . . . . . . .           33            3          --           10           6
      Closed during period . . . . . . . . . . . . . . . . . .           10           19          20           15          84
      Weighted average number open during period(1). . . . . .          195          197         178          166         145

BALANCE SHEET DATA:
   Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $ 263,216    $ 256,010   $ 270,141    $ 281,555   $ 175,520
   Shareholders' equity. . . . . . . . . . . . . . . . . . . .      142,990      143,416     146,416      139,269     100,047


_______________

(1) Calculated by dividing the total number of store months open during the period by 12.


                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Selected financial data for each quarter of fiscal years 1996 and 1997 follows (in millions, except per share data). Each quarter consists of 13 weeks.

CONTINUING OPERATIONS

                             First Quarter     Second Quarter    Third Quarter     Fourth Quarter
                            ---------------   ---------------   ---------------   ----------------
                             1996     1997     1996     1997     1996     1997     1996     1997
                            ------   ------   ------   ------   ------   ------   ------   ------
Net sales                  $ 84.7    $78.6   $100.6     $80.0   $121.7   $113.2   $96.8      $88.9
Gross margin                 10.0      6.6     11.2       8.2     14.5     15.6    10.8        4.3
Selling, general, and
  administrative expense     14.3     17.9     15.3      15.0     14.9     12.4    15.2       15.3
Operating income (loss)      (6.1)   (13.1)    (5.9)     (8.6)    (2.2)     1.7    (6.4)     (27.6)
Theft insurance recovery       --       --       --        --       --       --      --         --
Income (loss) from
  continuing operations
  before income taxes        (5.4)   (12.4)    (5.0)     (7.6)    (1.8)     2.5    (6.0)     (26.6)
Income (loss) from
  continuing
  operations                 (3.3)    (7.6)    (3.0)     (4.7)    (1.1)     1.5    (3.7)     (38.2)

Earnings (loss) per share
  from continuing
  operations               $(0.19)  $(0.43)  $(0.17)   $(0.27)  $(0.06)   $0.09  $(0.21)    $(2.17)

DISCONTINUED OPERATIONS

Financial data for the CGE division for each quarter follows. This division was sold May 13, 1996 and is reported as discontinued operations in the consolidated financial statements included in this filing.

                             First Quarter     Second Quarter    Third Quarter     Fourth Quarter
                            ---------------   ---------------   ---------------   ----------------
                             1996     1997     1996     1997     1996     1997     1996     1997
                            ------   ------   ------   ------   ------   ------   ------   ------
Net sales                  $ 90.0    $39.3   $ 90.6     $  --   $ 94.7   $   --   $88.0      $  --
Gross margin                  9.3    (23.8)     8.6        --      8.8       --    10.1         --
Selling, general, and
  administrative expense      8.2       --      8.6        --      8.0       --     8.6       (3.7)
Operating income (loss)       0.4    (23.8)    (0.6)       --      0.2       --     0.9        3.7
Income (loss) before income
  taxes                       0.2    (23.8)    (0.8)       --      0.3       --     0.9        3.7
Income (loss) from
  discontinued operations;
  net of tax                  0.1    (14.5)    (0.5)       --      0.2        --    0.6        2.3

Earnings (loss) per share
  from discontinued
  operations                 0.01    (0.83)   (0.03)       --   $ 0.01        -- $ 0.03       0.13


                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

    Egghead is a national reseller of PC hardware, software, peripherals and accessories through 87 retail stores, its 1-800-EGGHEAD direct response unit and its Internet commerce site. Egghead began operations in 1984 primarily as a software reseller, but in recent years has expanded its product offerings to include a greater percentage of hardware and other non-software products.

    Egghead's profitability over its early operating history was mixed; however, over its last five fiscal years, Egghead has reported increasing losses from continuing operations. Egghead's losses over the last five fiscal years are attributable primarily to an increased number of competitors selling PC products through a greater variety of channels, severe price competition among PC product resellers, a trend toward lower margins on computer and related software products, Egghead's relatively high headquarters expenses and other factors described in more detail under "RISK FACTORS." Egghead has taken a number of steps intended to reduce or eliminate Egghead's losses and to achieve break-even operating results on a cash-flow basis for fiscal 1998. These steps include divesting a non-retail business segment, focusing its retail operations in certain geographic markets, closing unprofitable stores, upgrading existing stores, experimenting with new store formats, developing electronic commerce tools through its ELEKOM subsidiary and implementing a new Internet commerce site.

    For example, in May 1996, Egghead sold its CGE division to generate cash and to allow management to focus on retail operations. The sale resulted in a net gain of $22.3 million, offset by a related loss from the CGE operations of $12.3 million. During the fourth quarter of fiscal 1997, Egghead substantially restructured and reorganized its operations by (i) closing 70 of its worst performing retail stores, (ii) substantially reducing its headquarters personnel, (iii) closing its Lancaster, Pennsylvania distribution center, and
(iv) offering for sale certain real estate assets, including its administrative headquarters building located in Liberty Lake, Washington. Egghead intends to close an additional seven poorly performing retail stores as part of the restructuring and reorganization. The restructuring and reorganization concentrated Egghead's retail stores into 26 geographic markets and is expected to reduce headquarters and distribution expenses for continuing operations to approximately $17.0 million on an annualized basis from $32.0 million in fiscal 1997. Since fiscal 1996, Egghead has also opened or remodeled eight
5,000 square foot stores, which are approximately twice the size of its traditional stores, and increased its hardware product offerings in these stores in an effort to improve sales. Egghead currently operates 24 of these larger format stores, 12 of which were existing stores that have been open for more than one year and were expanded, remodeled or relocated. In fiscal 1997, Egghead generated comparable store sales and operating profit increases of 17% and 28%, respectively, from these 12 stores. In November 1996, Egghead opened one Egghead Computer Surplus store, operated as a joint venture with Surplus Direct, to participate in a new retail channel for surplus PC products.

    These initiatives have achieved mixed results. Although the 1997 restructuring and reorganization will reduce headquarters and distribution expenses, further reductions in operating expenses may be necessary. Closure of poorly performing stores should improve retail store operating performance and inventory turn ratios for the remaining stores, but results from its new larger stores have been mixed. Egghead will continue to evaluate the performance of its larger format stores and expects that further refinement of its store format will be required. There can be no assurance that Egghead will be able to maintain the improved results it has achieved in its upgraded stores or replicate them in other stores. Egghead's Internet commerce site, which was activated in February 1996, did not generate significant amounts of revenue and there can be no assurance that this distribution method will generate significant revenue in the future. Although ELEKOM is currently testing prototypes of its products, Egghead's investment in ELEKOM has not resulted in any revenue to date, and there can be no assurance that it will generate revenues in future periods.

    Accordingly, it is not yet clear that Egghead has developed a business strategy that will accomplish the goal of further reducing and eliminating its losses, and there can be no assurance that it will be able to do so. If Egghead cannot develop a profitable strategy, and its losses continue, Egghead will deplete its financial resources and reduce shareholders' equity.

    On May 1, 1997, Egghead announced a definitive agreement (the "Merger Agreement") to acquire closely held Surplus Direct for up to 5.6 million newly issued shares of Egghead Common Stock. The transaction includes repayment of $5.6 million of Surplus Direct debt. Surplus Direct, a reseller of previous version computer hardware and software, had sales for the nine months ended February 28, 1997 of approximately $35.0 million. Surplus Direct has a relatively limited operating history, and, although it reported break-even to profitable results for the three fiscal years ended May 31, 1996, 1995 and 1994, it reported a $1.2 million loss for the nine months ended February 28, 1997. Egghead believes that the Merger will create synergies through the combination of Surplus Direct's hardware purchasing expertise, access to the surplus PC products channel, entrepreneurial management and Internet commerce development capabilities with Egghead's greater software product procurement expertise and seasoned retail management. Nevertheless, there can be no assurance that these benefits will be achieved. The transaction is subject to approval by Egghead's and Surplus Direct's shareholders and customary closing conditions, and is expected to be completed in August 1997.

    In connection with the signing of the Merger Agreement, Egghead and Surplus Direct entered into a Bridge Loan Agreement, dated April 30, 1997, pursuant to which Egghead loaned Surplus Direct $2.0 million to finance its working capital needs pending completion of the Merger (the "Bridge Loan"). The Bridge Loan bears interest at the prime rate (as quoted by Seattle-First National Bank) plus 5.0% per annum and is due on December 31, 1997 in the event that the Merger does not occur. The Bridge Loan is subordinated to up to $4.5 million of senior indebtedness (the "Bank Debt") of Surplus Direct under a credit facility with its principal bank (the "Bank") and ranks pari passu with $2.0 million of Surplus Direct debt under a subordinated note (the "SV Capital Note") payable to SV Capital Partners, L.P., which is a substantial shareholder of Surplus Direct ("SV Capital Partners"). The Bridge Loan and the SV Capital Note are secured by a second lien (behind the Bank Debt) on the principal assets of Surplus Direct. Egghead has agreed to repay the Bank Debt and the SV Capital Note at the Closing and the Bank and SV Capital Partners have agreed not to accelerate their loans prior to the closing of the Merger, except under specified circumstances.

    Egghead uses a 52/53-week fiscal year, ending on the Saturday nearest
March 31 of each year. Each fiscal quarter consists of 13 weeks. Information contained in this report excludes, unless otherwise stated, any data relative to the discontinued operations of the CGE division.

RESULTS OF OPERATIONS

    OVERVIEW

    Egghead reported a total net loss for fiscal 1997 of $39.6 million compared to a total net loss of $10.7 million for fiscal 1996 and net income of $2.7 million for fiscal 1995. On a pre-tax basis, the loss from continuing operations for fiscal 1997 was $44.2 million ($20.2 million excluding restructuring and impairment charges) compared to losses of $18.2 million for fiscal 1996 and $5.4 million for fiscal 1995. In addition to the restructuring and impairment charges, the total net loss for fiscal 1997 included a net noncash charge of $10.7 million for the establishment of a deferred tax valuation allowance and a $36.5 million gain on the sale of the CGE division, partially offset by the related loss from discontinued operations of $20.1 million.

    The restructuring and impairment charges totaled $24.0 million before income taxes and were recorded during the fourth quarter of fiscal 1997. The charges included $6.5 million in gross margin expenses, $5.8 million for settlement of store and warehouse leases, $4.3 million for fixed asset dispositions, professional fees and miscellaneous expenses, $3.3 million in store closing costs and related fixed asset dispositions, $1.3 million for the impairment and disposition of real estate and $2.8 million for severance and related benefits.

    The pretax loss during fiscal 1996 was due primarily to a decrease in sales compared to fiscal 1995 resulting from a reduction in the average number of stores in full operation during the year, as well as one-time costs of approximately $4.6 million associated with the relocation of Egghead's corporate headquarters, costs of rolling out its larger format retail stores, and its investment of approximately $1.1 million in ELEKOM. Fiscal year 1995 pretax income was primarily attributable to increases from fiscal 1994 in hardware and accessory sales and included a one-time theft insurance recovery of $1.65 million, pretax, related to inventory stolen from retail stores in prior years.

    Given its recent losses, Egghead determined that its deferred tax assets no longer met the realization criteria of SFAS No. 109 ("SFAS 109"). Under
SFAS 109, the realization of the deferred tax assets depends on generating future taxable income. Egghead management has determined that it is more likely than not that the deferred tax assets could not currently be realized. Accordingly, Egghead recorded a net noncash charge in fiscal 1997 of $10.7 million for the establishment of a deferred tax valuation allowance in accordance with SFAS 109. Egghead's net operating losses can be recovered over a 15-year period for tax purposes if Egghead achieves profitability. Until Egghead has determined that all of its existing net operating losses are realizable, it will not record a tax charge or benefit for future operating results. For comparative purposes Egghead's results of operations are discussed below on a pretax basis.

    CONTINUING OPERATIONS

    PRETAX LOSS. Loss before income taxes includes the results of Egghead's retail stores, 1-800-EGGHEAD direct response unit, Internet commerce operations and ELEKOM, as well as the selling, general and administrative expenses related to these operations. The following table shows the relationship of certain items relating to continuing operations included in Egghead's Consolidated Statements of Operations, including restructuring and impairment charges, expressed as a percentage of net sales:


                                                           FISCAL YEAR
                                                     -------------------------
                                                     1995      1996      1997
                                                     -----     -----     -----
Net sales. . . . . . . . . . . . . . . . . . . . .   100.0%    100.0%    100.0%
Cost of sales, including certain buying, occupancy
   and distribution costs. . . . . . . . . . . . .    87.7      88.5      90.4
                                                     -----     -----     -----
Gross margin . . . . . . . . . . . . . . . . . . .    12.3      11.5       9.6

Selling, general and administrative expense. . . .    12.4      14.8      16.8

Depreciation and amortization expense, net of
   amounts included in cost of sales . . . . . . .     1.7       1.8       1.7

Restructuring and impairment cost. . . . . . . . .      --        --       4.3
                                                     -----     -----     -----
Operating income (loss). . . . . . . . . . . . . .    (1.8)     (5.1)    (13.2)

Other income, net. . . . . . . . . . . . . . . . .     0.5       0.6       1.0
                                                     -----     -----     -----

Loss before income taxes . . . . . . . . . . . . .    (1.3)%    (4.5)%   (12.2)%
                                                     -----     -----     -----
                                                     -----     -----     -----

    NET SALES. Sales through Egghead's retail stores constitute the principal component of Egghead's net sales. Although Egghead commenced sales of PC products through the Internet in February 1996, Internet commerce sales did not represent a significant percentage of net sales in fiscal 1997.
Sales through Egghead's retail stores are primarily related to the number of such stores in operation during the fiscal period, the size of those stores, the number of new retail stores and the performance of comparable retail stores during the period. Net sales are also affected by new PC product releases, competition from other resellers and a variety of other factors.
As is the case with many retailers, a significant portion of Egghead's sales are generated in the fiscal quarter that includes the winter holiday selling season. As a result, Egghead's fiscal year results will be heavily dependent on the results for that quarter. See BUSINESS OF EGGHEAD--Certain Risk Factors--Fluctuations in, and Uncertainty of, Future Operating Results; Future Losses" and "--Competition."

    During fiscal 1997, Egghead opened seven stores, remodeled two stores and closed 84 stores, operating a total of 87 stores at March 29, 1997, including Egghead Computer Surplus. This compares to the 164 stores open at fiscal year-end 1996 and the 169 stores open at fiscal year-end 1995. Egghead intends to close an additional seven stores in connection with the restructuring and reorganization. Of the 87 stores open at the end of fiscal 1997, 24, not including the Egghead Computer Surplus Store, were approximately twice the size of Egghead's traditional stores. Twelve of the 24 larger stores are existing stores that have been open for more than one year and were expanded, remodeled or relocated. In fiscal 1997, Egghead generated comparable store sales and operating profit increases of 17% and 28%, respectively, from these 12 stores. Nevertheless, the overall performance of the larger format stores has been mixed. Egghead will continue to evaluate the performance of its larger format stores and expects that further refinement of its store format will be required.

    Net sales for fiscal 1997 were $360.7 million, a decrease of 11% from the $403.8 million in the prior year. The decrease in sales is attributable primarily to the closure of 84 stores during fiscal 1997 and a decrease in overall sales volume. Egghead closed 70 stores during the fourth quarter of fiscal year 1997. Sales for fiscal 1997 from the 86 Egghead stores that were open at the end of fiscal 1997 accounted for $238.4 million or 66% of Egghead's fiscal year retail store revenue. Net sales in fiscal 1996 were $403.8 million, a decrease of $30.2 million or 7% from net sales of $434.0 million in fiscal 1995. Fiscal 1996 sales decreases resulted primarily from the reduction in the average number of stores in full operation during the year. Fiscal 1995 sales increased $60.5 million or 16% from fiscal 1994 sales of $373.5 million. Fiscal 1995 increases primarily resulted from an increase in hardware and related accessories sales, a full year of sales from a direct mail company acquired by Egghead in 1994 and broad product price reductions initiated in 1994.

    Comparable retail store sales measure sales for stores that were open in both periods being evaluated. Comparable store sales decreased 9.5% during fiscal 1997 due to a general sales decrease in fiscal 1997 and to Microsoft's launch of Windows 95 in fiscal 1996, which increased sales in 1996. Of the 87 retail stores that were open at the end of fiscal 1997, Egghead expects that 80 stores will be retained after completion of the restructuring and reorganization. These 80 stores recorded a 1.6% decrease in comparable store sales for fiscal 1997 compared to the decrease of 9.5% in comparable store sales for the entire company. In the fourth quarter of fiscal 1997, these stores generated a comparable store increase of 6.0% over the fourth quarter of fiscal 1996. These stores also contributed store operating profits (before distribution, marketing and corporate overhead expenses) in excess of total year-to-date retail store operating profits. The increases in comparable retail store sales for fiscal 1996 and 1995 were 0.1% and 21.0%, respectively, over the prior periods. Comparable store sales for fiscal 1996 were flat compared to fiscal 1995, despite the release of Windows 95 in fiscal 1996, due to an overall decrease in sales of other products. As discussed above, fiscal 1995 comparable store sales benefited primarily from price reductions initiated in fiscal 1994.

    GROSS MARGIN. Gross margin consists of net sales minus cost of sales, including certain buying, occupancy and distribution costs. Gross margin is primarily affected by sales volume and the mix of PC products sold, as well as vendor rebates and freight and obsolescence charges. Gross margin as a percentage of net sales may also be significantly affected by industry-wide pricing pressure related to both competitors' pricing and vendors' pricing. Beginning in fiscal 1996, Egghead began to increase the percentage of hardware and other non-software products offered. Such products typically generate higher gross margins in absolute dollars, though not necessarily as a percentage of sales.

    Gross margin for fiscal 1997 was $34.7 million, or 9.6% of net sales, compared to $46.5 million, or 11.5% of net sales, for fiscal 1996. The decrease in 1997 gross margin was primarily attributable to the inventory liquidation associated with the closure of 70 stores in connection with the reorganization and restructuring. Excluding the $6.5 million gross margin restructuring charge, gross margin in fiscal 1997 would have been $41.2 million, or 11.7% of net sales. The store closures in 1997 will substantially reduce the quantities of merchandise purchased by Egghead and may adversely affect Egghead's ability to obtain volume discounts in the future. Gross margin as a percentage of net sales was also reduced by increased sales of hardware and other non-software related products, which represented approximately 36% of net sales in fiscal 1997, compared to approximately 34% in fiscal 1996. Sales of hardware and other non-software related products represented 39% of net sales in the fourth quarter of fiscal 1997 compared to 33% in the fourth quarter of 1996, and Egghead expects sales of such products to increase as a proportion of net sales.

    As a percentage of net sales, gross margin of 11.5% in fiscal 1996 compared to 12.3% in fiscal years 1995. Fiscal 1996 gross margin was negatively affected by the pricing and promotion terms relating to the sale of Microsoft Windows 95 and a clearance sale during the last quarter of the fiscal year. Fiscal 1995 gross margin reflects a full year of broad price reductions initiated in the middle of 1994.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A"). SG&A expense consists primarily of operating expense, excluding occupancy for retail, 1-800-EGGHEAD and Internet operations and headquarters expense, and excluding product procurement and marketing. Such operating expenses include payroll and benefits for headquarters and distribution support functions, telecommunications, credit card processing costs and supplies.

    SG&A expense as a percentage of net sales was 16.8% for fiscal 1997, compared to 14.8% of sales for the prior fiscal year. The increase was primarily due to reduced sales and to restructuring and reorganization costs of $1.9 million. These costs consist primarily of payroll and other costs relating to the closure of the 70 stores announced in January.

    In fiscal 1996, SG&A expense as a percentage of net sales was 14.8% compared to 12.4% in fiscal 1995. The increased expenses in fiscal 1996 include $4.6 million incurred in connection with the relocation of the corporate headquarters to Liberty Lake and $1.1 million related to development of products by ELEKOM. SG&A expense as a percentage of net sales not including relocation expense and ELEKOM expenditures would have been 13.3% in fiscal 1996 and 12.3% in fiscal 1995. The improvement in the fiscal 1995 SG&A expense as a percentage of sales compared to fiscal 1994 was due mainly to sales increasing at a faster rate than expenses during the period.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense, net of amounts included in cost of sales, primarily includes depreciation of Egghead's headquarters facility and capital equipment. The expense of $6.0 million for fiscal 1997 declined compared to $7.4 million for the prior year, primarily due to the disposition of fixed assets related to the sale of the CGE division. Depreciation and amortization expense, net of amounts included in cost of sales, of $7.4 million in fiscal 1996 was consistent with fiscal 1995.

    Assuming consummation of the Merger, depreciation and amortization expense will increase in fiscal 1998 and subsequent periods as a result of the amortization of goodwill resulting from the Merger. See "Pro Forma Condensed Financial Statements."

    OTHER INCOME, NET. Interest income in fiscal 1997, 1996 and 1995 was $3.4 million, $2.2 million and $0.8 million, respectively. Increases in interest income are primarily due to the increases in cash balances discussed under "--Liquidity and Capital Resources." In addition, fiscal 1995 included theft insurance recovery of $1.7 million, representing settlement of an insurance claim, net of expenses, for inventory stolen by members of a multistate shoplifting ring from numerous retail stores during fiscal years 1991, 1992 and 1993.

DISCONTINUED OPERATIONS

    All results for the operations of the CGE division are reported as a discontinued operation. Certain general, administrative and distribution areas have traditionally supported all of Egghead's business lines. The expenses included in the results of the discontinued operations reflect only those activities directly related to the CGE division.

    Gain on the disposition of the discontinued operation during fiscal 1997 was $36.5 million ($22.3 million after tax). The sales price for the CGE division was $45.0 million in cash, which did not include the accounts receivable, which were collected during fiscal 1997. The reported gain is net of fixed assets and lease write-offs of $1.2 million, transaction, legal and accounting fees of $2.0 million, transition period employment costs of $1.8 million and costs of $3.4 million related to the fulfillment of post-sale obligations.

    Loss from the discontinued operation was $20.1 ($12.3 million net of tax) for the 1997 fiscal year. The major components of the loss were inventory write-offs of $6.9 million, accounts receivable write-offs of $5.1 million, fixed asset dispositions and equipment lease buyouts of $3.2 million, warehouse closing costs of $1.9 million and operating losses, severance and other costs of $3.0 million.

    Net sales for the discontinued operations of CGE declined $65.2 million, or 15.2% from $428.5 million in fiscal 1995 to $363.3 million in fiscal 1996, due primarily to disruptions in sales efforts related to the consolidation of its regional sales offices and Egghead's headquarters relocation to Liberty Lake, Washington. Gross margin for CGE as a percentage of net sales was 10.1% in fiscal 1996, compared to 11.3% in 1995.

    The increase in SG&A expense as a percentage of net sales was 9.2% in fiscal 1996, compared to 8.6% in fiscal 1995. The increase is primarily attributable to the sales shortfall.

LIQUIDITY AND CAPITAL RESOURCES

    In recent fiscal years, Egghead has funded its operations through cash provided by operations, bank lines of credit and the proceeds of the sale of the CGE division. Egghead elected not to renew its bank line of credit after the line expired in April 1996 because it had sufficient cash to fund operations. Egghead had no outstanding borrowings under the line at the expiration date.

    Cash and cash equivalents increased $33.9 million from $49.6 million at the end of fiscal 1996 to $83.5 million at March 29, 1997. The increase in the cash balance was primarily due to the sale of the CGE division, the collection of related accounts receivable and a liquidation of merchandise inventories, offset by a reduction in accounts payable. Egghead expects these cash balances will be adequate to meet future cash requirements for operations.

    Net property and equipment decreased $9.8 million from $29.5 million at the end of fiscal 1996 to $19.7 million at March 29, 1997. The decrease is principally due to the sale of the CGE division, the disposition of assets related to the restructuring and reorganization and normal depreciation. Net property and equipment increased $7.6 million from $21.9 million at the end of fiscal 1995 to $29.5 million at March 30, 1996. The increase is principally due to the addition or remodel of the larger format stores, as well as improvements to the corporate headquarters building in Liberty Lake, offset by depreciation expense.

    Capital expenditures in fiscal 1997 totaled $5.1 million, primarily for new stores and computer hardware. Capital expenditures in fiscal 1996 totaling $16.2 million included leasehold improvements, fixtures, computer hardware, software and communications equipment, principally due to the remodel or addition of 19 larger format stores and the relocation of the corporate headquarters. Capital expenditures in fiscal 1995 totaling approximately
$14.7 million included land and a building in Liberty Lake, Washington for the corporate headquarters, computer software and communications equipment.

NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard requires that long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets. Egghead adopted this standard in the first quarter of fiscal 1997. The cumulative effect of the change in accounting principle was a charge of $0.7 million, after tax, for fiscal 1997. This charge represents the write-down of Egghead's property held for sale in Kalispell, Montana and the related goodwill. The impact on continuing operations during fiscal 1997 was $1.1 million, primarily related to Egghead's fourth quarter restructuring and reorganization and the corresponding impairment of certain real estate assets that are held for sale.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard requires entities to choose either a fair value based method or an intrinsic value-based method of accounting for all employee stock compensation plans. Egghead adopted the standard during fiscal 1997 and has historically and will in the future use the intrinsic value-based method, which requires no compensation cost to be recognized at the date of the stock compensation grant if the option is granted at the current market price.

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share"
("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share." Egghead will adopt this new standard in the third quarter of fiscal 1998. Egghead does not anticipate the adoption of this new standard would have a material effect on loss per share for fiscal 1997, 1996 and 1995 as currently reported.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To Egghead, Inc.:


    We have audited the accompanying consolidated balance sheets of Egghead, Inc. (a Washington corporation) and subsidiaries as of March 29, 1997 and March 30, 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 29, 1997. These financial statements are the responsibility of Egghead's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Egghead, Inc. and subsidiaries as of March 29, 1997 and March 30, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 29, 1997, in conformity with generally accepted accounting principles.


    Seattle, Washington

      May 13, 1997


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

EGGHEAD, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


Consolidated Balance Sheets
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS
                                                             March 30,      March 29,
                                                               1996           1997
                                                             --------       --------
Current assets:
  Cash and cash equivalents                                  $ 49,590       $ 83,473
  Accounts receivable, net of allowance for
    doubtful accounts of $2,098 and $5,319, respectively       24,079         13,917
  Receivable from Joint Venture                                     -          4,000
  Merchandise inventories, net                                 84,712         49,087
  Prepaid expenses and other current assets                     9,455          4,116
  Current deferred income taxes                                 4,859              -
  Discontinued operations - net current assets                 74,473              -
                                                             --------       --------
          Total current assets                                247,168        154,593
                                                             --------       --------

Property and equipment, net                                    29,495         19,710
Non-current deferred income taxes                               4,221              -
Other assets                                                    1,621          1,217
Discontinued operations - net long-term assets                  1,727              -
                                                             --------       --------
                                                             $284,232       $175,520
                                                             --------       --------
                                                             --------       --------



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $119,341       $ 43,027
  Accrued liabilities                                          16,112         12,996
  Discontinued operations - current liabilities                 8,327          7,754
  Reserves and liabilities related to restructuring                 -         11,258
                                                             --------       --------
          Total current liabilities                           143,780         75,035
                                                             --------       --------

Other long-term liabilities                                     1,183            438
                                                             --------       --------

          Total liabilities                                   144,963         75,473
                                                             --------       --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value: 10,000,000 authorized            -              -
    no shares issued and outstanding
  Common stock, $.01 par value:                                     -              -
    50,000,000 shares authorized; 17,546,548 and
    17,591,087 shares issued and outstanding, respectively        176            176
  Additional paid-in capital                                  124,104        124,457
  Retained earnings (deficit)                                  14,989        (24,586)
                                                             --------       --------
          Total shareholders' equity                          139,269        100,047
                                                             --------       --------

                                                             $284,232       $175,520
                                                             --------       --------
                                                             --------       --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Consolidated Statements of Operations
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                1995           1996           1997
                                                              --------       --------       --------
Net sales                                                     $434,021       $403,841       $360,715

Cost of sales, including certain buying,
  occupancy and distribution costs                             380,428        357,373        326,044
                                                              --------       --------       --------

Gross margin                                                    53,593         46,468         34,671

Selling, general and administrative expense                     53,895         59,639         60,632

Depreciation and amortization expense,
  net of amounts included in cost of sales                       7,363          7,449          6,043

Restructuring and impairment charges                                 -              -         15,597
                                                              --------       --------       --------
Operating loss                                                  (7,665)       (20,620)       (47,601)
                                                              --------       --------       --------

Other income, net                                                2,268          2,469          3,428
                                                              --------       --------       --------
Loss from continuing operations
  before income taxes                                           (5,397)       (18,151)       (44,173)

Income tax (expense) benefit                                     2,106          7,030         (4,788)
                                                              --------       --------       --------
Net loss from continuing operations
  before discontinued operations and
  change in accounting principle                                (3,291)       (11,121)       (48,961)
                                                              --------       --------       --------
Discontinued operations:
    Gain on disposal of discontinued operations,
       net of tax expense of $14,249                                 -              -         22,286
    Income (loss) from discontinued
       operations, net of tax (benefit) expense of
       $3,811, $241 and $(7,833), respectively                   5,959            376        (12,254)
                                                              --------       --------       --------

Net income (loss) before cumulative effect of change
  in accounting principle                                        2,668        (10,745)       (38,929)
Cumulative effect of change in accounting principle,
  net of tax of $451                                                 -              -           (711)
                                                              --------       --------       --------

Net income (loss)                                             $  2,668       $(10,745)      $(39,640)
                                                              --------       --------       --------
                                                              --------       --------       --------

Earnings (loss) per share:
          Continuing operations                               $  (0.19)      $  (0.64)      $  (2.78)
          Discontinued operations:
            Gain on disposal of discontinued operations              -              -           1.27
            Income (loss) from discontinued operations            0.34           0.02          (0.70)
          Change in accounting principle                             -              -          (0.04)
                                                              --------       --------       --------
      Earnings (loss) per share                                $  0.15       $  (0.62)      $  (2.25)
                                                              --------       --------       --------
                                                              --------       --------       --------
      Weighted average common shares outstanding                17,281         17,437         17,581
                                                              --------       --------       --------
                                                              --------       --------       --------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows
(DOLLARS IN THOUSANDS)
                                                                1995           1996           1997
                                                              --------       --------       --------
Cash flows from operating activities:
     Net loss from operations                                 $  2,668       $(10,745)      $(39,640)
                                                              --------       --------       --------

     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                         10,468         10,721          7,099
          Deferred rent                                           (108)          (411)          (465)
          Deferred income taxes                                  1,084           (729)        10,750
          (Gain) loss on disposition of property
            and equipment                                          187            (55)         2,490
          Gain on sale of CGE division                               -              -        (36,535)
          Restructuring charges                                      -              -         23,000
          Provisions for asset impairment                            -              -          2,343
          Changes in assets and liabilities:
               Accounts receivable, net                          1,089         (3,585)        10,162
               Merchandise inventories                          13,558         13,831         30,495
               Prepaid expenses & other current assets            (574)        (5,410)         3,669
               Other assets                                       (245)           128           (658)
               Discontinued operations, net                     (6,881)         3,005         67,101
               Accounts payable                                 13,401         14,916        (76,373)
               Accrued liabilities                              (2,528)          (903)        (7,268)
                                                              --------       --------       --------

                     Total adjustments                          29,451         31,508         35,810
                                                              --------       --------       --------

               Net cash provided by (used in)
                 operating activities                           32,119         20,763         (3,830)
                                                              --------       --------       --------
Cash flows from investing activities:
     Additions to property and equipment                       (14,741)       (16,174)        (5,091)
     Proceeds from sale of property and equipment                  103             86          1,757
     Advances to Joint Venture                                       -              -         (4,000)
     Proceeds from sale of CGE division                              -              -         45,000
     Discontinued operations, net                                 (520)          (788)             -
                                                              --------       --------       --------

               Net cash provided by (used in)
                 investing activities                          (15,158)       (16,876)        37,666
                                                              --------       --------       --------

Cash flows from financing activities:
     Proceeds from stock issuances                                 286          3,536            353
     Payments made on capital lease obligations                   (308)          (487)          (306)
                                                              --------       --------       --------

               Net cash provided by (used in)
                 financing activities                              (22)         3,049             47
                                                              --------       --------       --------

Effect of exchange rates on cash                                   (24)            62              -
                                                              --------       --------       --------

Net increase in cash and cash equivalents                       16,915          6,998         33,883
Cash and cash equivalents at beginning of period                25,677         42,592         49,590
                                                              --------       --------       --------

Cash and cash equivalents at end of period                   $  42,592      $  49,590      $  83,473
                                                              --------       --------       --------
                                                              --------       --------       --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows  (CONTINUED)
(DOLLARS IN THOUSANDS)
                                            1995      1996      1997
                                           ------    ------    ------

SUPPLEMENTAL DISCLOSURES OF CASH PAID
   DURING THE YEAR :

   Interest                                $   39    $   77    $   30
   Income taxes                            $  668    $  334    $    -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

Capital lease obligations totaling $0.2 million and $0.7 million were recorded in fiscal 1995 and 1996 respectively, when Egghead acquired new equipment.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity
(AMOUNTS IN THOUSANDS)

                                                          Common Stock         Additional       Retained
                                                     ---------------------      Paid-in         Earnings
                                                     Shares         Amount      Capital         (Deficit)       Total
                                                     ------         ------     ----------       --------       --------
Balance, April 2, 1994                               17,121          $171       $120,287         $22,958       $143,416

  Stock issued for cash, pursuant to
    employee stock purchase plan                         42             1            258               -            259
  Stock issued for cash, pursuant to stock
    option plan                                           3             -             27               -             27
  Translation adjustment                                  -             -              -              46             46
  Net income                                              -             -              -           2,668          2,668
                                                     ------          ----       --------        --------       --------
Balance, April 1, 1995                               17,166           172        120,572          25,672        146,416

  Stock issued for cash, pursuant to
    employee stock purchase plan                         46             1            286               -            287
  Stock issued for cash, pursuant to
    stock option plan                                   335             3          3,246               -          3,249
  Translation adjustment                                  -             -              -              62             62
  Net loss                                                -             -              -         (10,745)       (10,745)
                                                     ------          ----       --------        --------       --------
Balance, March 30, 1996                              17,547           176        124,104          14,989        139,269

  Stock issued for cash, pursuant to
    employee stock purchase plan                         17             -            161               -            161
  Stock issued for cash, pursuant to stock
    option plan                                          27             -            192               -            192
  Translation adjustment                                  -             -              -              65             65
  Net loss                                                -             -              -         (39,640)       (39,640)
                                                     ------          ----       --------        --------       --------

Balance, March 29, 1997                              17,591          $176       $124,457        $(24,586)      $100,047
                                                     ------          ----       --------        --------       --------
                                                     ------          ----       --------        --------       --------


    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

All references herein to fiscal 1995, 1996 and 1997 relate to the fiscal years ended April 1, 1995, March 30, 1996, and March 29, 1997, respectively.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS
    Egghead, Inc. sells personal computer software, hardware and related products through its wholly owned subsidiaries, DJ&J Software Corporation (DJ&J, d/b/a Egghead Software) and Eggspert Software, Ltd. (Eggspert, a Canadian subsidiary), EH Direct, Inc. (EH Direct), Egghead International, Inc. (Egghead International), and ELEKOM Corporation (ELEKOM). References to "Egghead" include Egghead, Inc., its predecessors, and its subsidiaries. Eggspert and Egghead International became inactive subsidiaries on May 13, 1996 following the sale of corporate, government, and education (CGE) division to Software Spectrum, Inc. (SSI). SEE NOTE 10.

    CONSOLIDATION
    The consolidated financial statements include the accounts of Egghead, Inc. and its wholly owned subsidiaries, DJ&J, Eggspert, EH Direct, Egghead International, and ELEKOM, and include all such adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions. Operating results for Eggspert and Egghead International are included in discontinued operations. SEE NOTE 10.

    ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are the restructure and reorganization reserves and liabilities and the discontinued operations reserves and liabilities.

    CASH AND CASH EQUIVALENTS
    Egghead considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments.

    ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION
    Certain advertising and promotional expenditures are reimbursable from suppliers under cooperative advertising and other promotional and market development fund arrangements. Amounts qualifying for reimbursement are recorded as receivables from the suppliers and as a corresponding reduction of net advertising expense in the period the promotion occurs. Also included in accounts receivable are credit card receivables and amounts due from vendors for returned inventory and other programs. Egghead records a provision for uncollectible vendor receivables based upon historical experience.

    Egghead sales made on credit generally have terms of net 30 days. The sales and corresponding trade receivables for inventoried product are recorded upon merchandise shipment. Egghead records provisions for doubtful accounts and sales returns and allowances based upon historical experience.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    MERCHANDISE INVENTORIES
    Merchandise inventories are accounted for using the moving weighted average cost method and are stated at the lower of cost or market. Egghead maintains reserves for the obsolescence of merchandise inventory. These reserves totaled approximately $6.7 million and $3.7 million at March 30, 1996 and March 29, 1997, respectively. Management has developed a plan to dispose of this obsolete inventory and believes the reserve is adequate to cover any losses on disposition. Inventories on the balance sheet are shown net of reserves.

    PROPERTY AND EQUIPMENT
    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of equipment, furniture and fixtures is provided using the straight-line method over their estimated useful lives ranging from two to seven years. Depreciation of buildings is provided using the straight-line method over their estimated useful lives of up to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the lease term or the assets' estimated useful lives.

    GOODWILL
    Net assets of organizations acquired in purchase transactions are recorded at fair value at date of acquisitions. Unidentified intangibles are amortized on a straight line basis over the estimated lives of the remaining long-term assets acquired. Unidentified intangibles at March 30, 1996 were $998,000, net of accumulated amortization of $993,000. Unidentified intangibles at March 29, 1997 were fully amortized.

    ACCOUNTS PAYABLE
    Outstanding checks included in accounts payable were $9.0 million and $7.0 million at March 30, 1996 and March 29, 1997, respectively.

    DEFERRED RENT
    Certain store lease agreements provide for scheduled rent increases or for rent payments to commence at a date later than the date of occupancy. In these cases, Egghead recognizes the aggregate rent expense on a straight-line basis over the lease term beginning when the store opens.

    INCOME TAXES
    Egghead determines its income tax accounts in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

    EARNINGS (LOSS) PER SHARE
    Earnings (loss) per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan which would have a dilutive effect in years where there are earnings. Common equivalent shares had no material effect on the computation in fiscal 1995, 1996 or 1997.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    RECENT ACCOUNTING PRONOUNCEMENTS
    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard requires that long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets. Egghead adopted this standard at the beginning of the first quarter of fiscal 1997. The cumulative effect of the change in accounting principle was a charge of $0.7 million, after tax, or $0.04 per share for fiscal 1997. This charge represents the write-down of Egghead's property held for sale in Kalispell, Montana and the related goodwill. The impact on continuing operations during fiscal 1997 was $1.1 million, primarily related to Egghead's fourth quarter restructuring and reorganization and the corresponding impairment of certain real estate assets that are held for sale. (See Note 10 of Notes to Consolidated Financial Statements.)

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation." This new standard requires entities to choose either a fair value-based or intrinsic value-based method of accounting for all employee stock compensation plans. Egghead adopted the standard during fiscal 1997 and has historically, and will in the future, use the intrinsic-value-based method, which requires no compensation cost to be recognized at the date of the stock compensation grant if the option is granted at the current market price.

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS 128 will be adopted by Egghead in the third quarter of fiscal 1998. Management does not believe the adoption of this new standard would have a material effect on earnings (loss) per share for fiscal 1995, 1996 or 1997, as currently reported.

    FISCAL YEARS
    Egghead uses a 52/53-week fiscal year, ending on the Saturday nearest March 31 of each year. Fiscal quarters are such that the first three quarters consist of 13 weeks and the fourth quarter consists of the remaining 13/14 weeks. Fiscal 1995, 1996 and 1997 each had 52 weeks.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)


NOTE 2  PROPERTY AND EQUIPMENT

    The components of property and equipment at March 30, 1996 and March 29, 1997 were as follows (in thousands):

                                                  March 30,      March 29,
                                                    1996           1997
                                                  --------       --------

         Land and buildings, net                  $  8,547       $  5,193
         Equipment                                  38,814         16,937
         Leasehold improvements                     14,157         10,636
         Furniture and fixtures                      7,080          8,399
                                                  --------       --------
                                                    68,598         41,165
         Less accumulated depreciation and
            amortization                           (39,103)       (21,455)
                                                  --------       --------

            Property and equipment, net           $ 29,495       $ 19,710
                                                  --------       --------
                                                  --------       --------


    Property and equipment, net, at March 29,1997 includes Egghead's headquarters building in Liberty Lake, Washington and property held for sale in Kalispell, Montana with cost and accumulated depreciation of $10.9 million and $2.1 million, respectively, which are held for sale.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 3  INCOME TAXES

The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                                                    Fiscal year
                                                    -----------
                                       1995             1996         1997
                                     -------          --------     -------
    Current:
         Federal                     $(2,048)         $ (4,383)         $-
         State                          (896)           (1,917)          -
                                     -------          --------     -------
                                      (2,944            (6,300)          -
                                     -------          --------     -------

    Deferred:
         Federal                         730              (404)      4,170
         State                           108              (326)        618
                                     -------          --------     -------
                                         838              (730)      4,788
                                     -------          --------     -------

    Total                            $(2,106)         $ (7,030)    $ 4,788
                                     -------          --------     -------
                                     -------          --------     -------

During fiscal 1995 and fiscal 1996, tax expense of $3,811 and $241, respectively, was recorded against income from discontinued operations. During fiscal 1997, Egghead also recorded income tax expense on the sale of the discontinued CGE operations of $14,249 and income tax benefits against the loss from discontinued operations and cumulative effect of change in accounting principle of $7,833 and $451, respectively.

Deferred income taxes result primarily from temporary differences in certain items for income tax and financial reporting purposes. The tax effects of temporary differences giving rise to the deferred tax assets are as follows:

                                                  March 30,      March 29,
                                                    1996           1997
                                                   -------        -------

    Accounts receivable                            $   857        $ 2,695
    Merchandise inventories                          2,651          1,595
    Property and equipment                           3,625          3.008
    Net operating loss carryforwards                     -          5,000
    Reserves and liabilities related to
      restructure                                        -          4,391
    Accrued liabilities and other                    1,947          4,623
                                                   -------        -------

    Total deferred tax assets                        9.080         21,312
    Less valuation allowance                             -        (21,312)
                                                   -------        -------
    Net deferred tax assets                        $ 9,080              -
                                                   -------        -------

Given its recent losses, Egghead determined that its deferred tax assets no longer meet the realization criteria of Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, the realization of the deferred tax assets depends on generating future taxable income. Egghead management has determined that it is more likely than not that the deferred tax assets could not be currently realized. Accordingly, Egghead recorded a net noncash charge in fiscal 1997 of $10.7 million for the establishment of a deferred tax valuation allowance in accordance with SFAS 109. The charge is included in continuing operations as a component of income tax expense. Egghead's net operating loss carryforwards can be recovered over a 15-year period and begin to expire in 2011.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 3  INCOME TAXES (CONTINUED)

Egghead's income tax provision (benefit) differs from the amount computed by applying the statutory federal tax rate to loss from continuing operations before taxes as follows:

                                                    Fiscal year
                                                    -----------
                                            1995         1996        1997
                                           ------       ------      ------

    Statutory Federal tax rate              (34.0)%      (34.0)%     (34.0)%
    State taxes, net of Federal benefit      (4.0)        (4.6)       (4.0)
    Tax exempt interest income               (3.3)        (1.8)       (1.4)
    Other, net                                2.3          1.7         2.0
    Change in valuation allowance               -            -        48.2
                                            -----        -----        -----
                                            (39.0)%      (38.7)%      10.8%
                                            -----        -----        -----
                                            -----        -----        -----

NOTE 4  STOCK OPTION AND STOCK PURCHASE PLANS

    EMPLOYEE STOCK PURCHASE PLAN
    The Egghead, Inc. 1989 Employee Stock Purchase Plan currently provides options to acquire the Common Stock of Egghead to substantially all full-time and certain other employees at the lesser of 85% of the fair market value of the Common Stock on August 1 of the first and second plan years and July 1 thereafter, or 85% of the fair market value on the following July 31 of the first plan year and June 30 of each plan year thereafter. Under the 1989 Plan, a maximum of 650,000 shares were reserved for issuance. As of March 29, 1997, there were 323,844 shares available for future issuance.

    THE 1993 STOCK OPTION PLAN
    In September 1993, Egghead's shareholders approved the 1993 Stock Option Plan (the 1993 Plan), under which 2,000,000 shares of Egghead's Common Stock were reserved for issuance. The 1993 Plan replaced the 1986 Combined Incentive and Non-Qualified Stock Option Plan (the 1986 Combined Plan) under which 2,000,000 shares were originally reserved for issuance. The number of shares reserved for issuance under the 1993 Plan was increased by the shares reserved for issuance under the 1986 Combined Plan that were not subject to outstanding stock options. Shares presently subject to outstanding stock options under the 1986 Combined Plan, which subsequently are canceled or will expire, will increase the number of shares reserved for issuance under the 1993 Plan. No additional stock options will be granted under the 1986 Combined Plan. Options granted under the 1993 Plan vest annually over three years and terminate after 10 years, unless otherwise noted.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 4  STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

    Egghead accounts for these plans under the intrinsic value based method of accounting, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards, No. 123 (SFAS 123), Egghead's net income and earnings per share (EPS) would have been reduced to the following pro forma amounts:

                                                           Fiscal Year
                                                      1996           1997
                                                      ----           ----
     Net Loss              As Reported             $(10,745)      $(39,640)
                           Pro Forma                (11,846)       (40,800)


     Loss per share        As Reported               $(0.62)        $(2.25)
                           Pro Forma                  (0.68)         (2.32)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to April 1, 1995, and additional grants in future years are anticipated.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in fiscal 1996 and 1997:

                                                           Fiscal Year
                                                           -----------
                                                      1996           1997
                                                     ------         ------
    Dividend yield                                       0%             0%
    Volatility                                          67%            67%
    Risk-free interest rate                           5.91%          5.61%
    Expected stock option life                        4.4 yrs.       4.4 yrs.

    Using these assumptions, the weighted average fair value of options granted was $6.17 and $3.67 in fiscal 1996 and 1997, respectively.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 4  STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

    Options granted, exercised, and canceled under the above Plans are summarized as follows:

                                                                      Fiscal year
                                             1995                         1996                           1997
                                   ------------------------      ------------------------      ------------------------
                                                   Exercise                      Exercise                      Exercise
                                    Shares           Price        Shares           Price        Shares           Price
                                   ---------       --------      ---------       --------      ---------       --------
    Outstanding, beginning
       of year                       702,322         $11.88      1,513,089        $  8.63      1,372,887          $9.33
    Options granted(1)             1,140,900           6.49        621,100          10.67      1,444,200           6.80
    Options exercised                 (2,625)         10.25        (55,395)          6.47        (27,891)          7.01
    Options canceled                (327,508)          7.45       (705,907)          8.94       (605,668)          9.50
                                   ---------                     ---------                     ---------
    Outstanding, end of year       1,513,089           8.63      1,372,887           9.33      2,183,528           7.75
                                   ---------                     ---------                     ---------
                                   ---------                     ---------                     ---------

    Exercisable, end of year         293,139         $13.18        359,277         $10.85        837,156          $8.19
                                   ---------                     ---------                     ---------
                                   ---------                     ---------                     ---------
    Available for grant in
       future years                1,776,066                     1,860,873                     1,022,341
                                   ---------                     ---------                     ---------
                                   ---------                     ---------                     ---------


    (1) One million options granted during fiscal 1997 vest over a period of 18 months, with 294,400 vested as of March 29, 1997. The remaining 705,600 options vest monthly at a rate of 44,100 until all options are vested

    The following table summarizes information regarding all stock options outstanding at March 29, 1997:

                                         Options Outstanding                  Options Exercisable
                               --------------------------------------      ------------------------
                                               Remaining
                                              Contractual    Exercise                      Exercise
    Range of Exercise Prices    Number            Life        Price         Number          Price
    ------------------------   ---------      -----------    --------      ---------       --------
    $5.375 - $8.125            1,686,668       8.97 years     $  5.97        670,386        $  6.57
    $9.00 - $10.75               591,501       4.64 years       10.52        477,809          10.46
    $10.8125 - $16.00            976,716       4.85 years       12.72        602,818          13.79
    $17.00 - $20.00              312,467       2.39 years       18.10        312,467          18.10
                               ---------                                   ---------

    $5.375 - $20.00            3,567,352       6.55 years       $9.63      2,063,480         $11.33
                               ---------                                   ---------
                               ---------                                   ---------


    OPTION REPRICING
    On April 23, 1997, the Compensation Committee of the Egghead Board approved a plan pursuant to which certain executive officers were offered an opportunity to exchange options having exercise prices in excess of the then current fair market value of new options having an exercise price of $4.375 per Egghead Common Share. Recipients of the repriced replacement options received credit for vesting under the original options, but cannot exercise the new options for a one-year period following the date of grant of the new options. The Compensation Committee approved a similar option repricing for employees other than executive officers on April 4, 1997.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 4  STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

    THE NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
    In September 1993, Egghead's shareholders approved the Non-employee Director Stock Option Plan, and in August 1995 Egghead's shareholders approved amendments thereto (as amended, the Director Plan) under which 450,000 shares of Egghead's Common Stock were reserved for issuance. Options granted under the Director Plan vest annually over three years and terminate after 10 years. As of March 29, 1997, 162,500 shares were available for grant and 287,500 shares were subject to outstanding options, which have been granted at prices ranging from $5.88 to $13.75. As of March 29, 1997, options for 130,000 shares were vested.

    THE EXECUTIVE PLAN
    In February 1989, the Board of Directors approved four-year employment agreements and stock option agreements for three executive officers who are no longer with Egghead, whereby the officers' compensation was based on equity incentives. Each drew an annual salary of $1 per year during his term of employment. Options to acquire up to 1,700,000 shares of common stock are authorized under the Plan. As of March 29, 1997, 325,000 options approved under the plan were never granted and 1,096,324 were subject to outstanding options, which have been granted to the above named executive officers of Egghead at prices ranging from $10.38 to $20.00 per share. All outstanding options are vested and expire in February 1999. As of March 29, 1997, 278,676 of the options had been exercised at $10.38 per share. The Plan is no longer active and no further options will be granted under the Plan, which will terminate on February 22, 1999.


NOTE 5  401(k) PLAN

    Egghead has a 401(k) retirement plan for the benefit of its employees. After six months of full-time employment (more than 1,000 hours), an employee is eligible to participate in the plan. Employee contributions are matched by Egghead at 50% of the employee's contribution up to 4% of their compensation. Egghead contributions are fully vested upon the completion of two years of service. Egghead contributions were approximately $446,000, $228,000 and $466,000 in fiscal years 1995, 1996 and 1997, respectively. Subsequent to March 29, 1997, Egghead discontinued the guaranteed matching of employee contributions. Egghead may, however, make voluntary contributions in the future.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)


NOTE 6  COMMITMENTS AND CONTINGENCIES

    SIGNIFICANT SUPPLIERS
    In fiscal 1996 and 1997, three supplier/distributors in the aggregate accounted for approximately 40% and 33%, respectively, of Egghead's purchases. The loss of these suppliers could have a material adverse effect on the Egghead's operating results and financial condition.

    LEASES
    Egghead leases retail stores and a distribution facility under operating leases with remaining lives on most leases ranging from one to five years. Some leases contain renewal options of one to five years which Egghead may exercise at the end of the initial lease term. The leases generally require Egghead to pay taxes, insurance and certain common area maintenance costs.

    Aggregate rental expense, including common area maintenance charges, for all operating leases for fiscal 1995, 1996 and 1997 was approximately $16.8 million, $16.0 million and $15.4 million, respectively. As of March 29, 1997, future minimum rental payments under non-cancelable operating leases for continuing retail stores and the distribution facility, and equipment consisted of the following (in thousands):

                                      Operating
         Fiscal Year                    Leases
         -----------                  ---------
         1998                          $ 6,215
         1999                            4,036
         2000                            2,318
         2001                            1,532
         Thereafter                      2,007
                                       -------
         Total minimum payments        $16,108
                                       -------
                                       -------

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 7  THEFT INSURANCE RECOVERY

    Theft insurance recovery of $1.65 million included in other income, net in fiscal 1995 represents settlement of an insurance claim, net of expenses, for inventory stolen from numerous retail stores during fiscal 1991, 1992 and 1993 by members of a multi-state shoplifting ring.


NOTE 8  JOINT VENTURE

    Effective November 22, 1996, Egghead invested $250,000 for a 50% interest in a limited liability company joint venture (the JV). The other principal shareholder of the JV is Surplus Direct. The JV operates a retail outlet for surplus computer hardware, software and related accessories and services. As of March 29, 1997, Egghead had loaned the JV $4.0 million at a variable rate of 1/2% above the prime interest rate as published by Seattle First National Bank (8.5% at March 29, 1997).

    Egghead accounts for this investment under the equity method and any income or loss is reflected in other income. Summary financial information of the JV's revenue, expenses, assets and liabilities as of and for the period ended March 29, 1997 are as follows (in thousands):

         Revenue                                           $4,477
         Expenses                                           4,660
                                                           ------

         Loss before income taxes                          $  183
                                                           ------
                                                           ------

         Assets                                            $4,723
         Liabilities                                        4,656
                                                           ------
                                                           $   67
                                                           ------
                                                           ------

    During fiscal 1997, Egghead had gross sales of $2.1 million to the JV. Sales to this related party are transacted based on current market prices and are typically at or below the original cost to Egghead. Egghead records any markdowns on merchandise sold to the JV as a component of cost of sales.

NOTE 9  RESTRUCTURING AND REORGANIZATION

    In the fourth quarter, Egghead recorded a $24.0 million restructuring and impairment charge to reorganize it's operations as announced on January 31, 1997. This plan involves among other things, closing 70 of the 156 Egghead stores, which reduced the number of geographic locations in which Egghead operated stores from 54 to 26, a significant reduction in its headquarters staff and the closure of its Lancaster, Pennsylvania distribution center. This charge includes $6.5 million of gross margin expense, $5.8 million in settlement of store and warehouse leases, $3.3 million of store closing costs and related fixed asset disposals, $1.3 million in disposal of real estate, and $7.1 million of severance payments, other fixed asset disposals, professional fees and other expenses associated with the restructuring plan.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 10  DISCONTINUED OPERATIONS

    Effective May 13, 1996, Egghead sold its CGE division to Software Spectrum, Inc. (SSI), a Texas corporation, for $45.0 million in cash pursuant to the terms of an asset purchase agreement entered into on March 23, 1996. The asset purchase agreement required Egghead to provide SSI with certain support services for a period not to exceed 120 days on Egghead's behalf, SSI's collection of Egghead's CGE related accounts receivable for a period not to exceed 150 days and a lease to SSI for a period of three years of a portion of Egghead's Spokane facility.

    Gain on the disposition of the discontinued operation was $36.5 million ($22.3 million after tax). The sales price for the CGE division was $45.0 million, which did not include the accounts receivable, which were collected during the fiscal year. The reported gain is net of fixed assets and lease write-offs of $1.2 million, transaction, legal and accounting fees of $2.0 million, transition period employment costs of $1.8 million and costs of $3.4 million related to the fulfillment of post-sale obligations as noted above.

    The net assets and liabilities relating to discontinued operations have been segregated on the consolidated balance sheet from their historic classifications to separately identify them as being related to the discontinued operations. Discontinued operations -- current liabilities at March 29, 1997 consisted of liabilities relating to CGE and additional reserves deemed necessary to complete the disposal of remaining CGE assets and to settle any remaining claims.

    The income from discontinued operations for fiscal 1995, 1996, and 1997 is comprised of the following (in millions):
                                                       Fiscal year
                                                       -----------
                                              1995        1996         1997
                                             -------     -------      -------

         Net sales                           $ 428.5     $ 363.3      $  39.3
         Costs and expenses                    418.7       362.7         59.4
                                             -------     -------      -------
         Income (loss) before provision
           for income taxes                      9.8         0.6       (20.1)
         Income tax expense (benefit)            3.8         0.2        (7.8)
                                             -------     -------      -------
         Income (loss) from
           discontinued operations           $   6.0     $   0.4      $(12.3)
                                             -------     -------      -------
                                             -------     -------      -------

NOTE 11  SUBSEQUENT EVENTS

    On May 1, 1997, Egghead announced a definitive agreement to acquire closely held Surplus Software, Inc. (dba Surplus Direct) for up to 5.6 million newly issued Egghead common shares in a transaction valued at $31.5 million based on Egghead's share price as of April 30, 1997. The transaction includes repayment of $5.6 million of Surplus Direct debt. Surplus Direct, engaged in the direct marketing of previous version computer hardware and software, had sales for the nine months ended February 28, 1997 of approximately $35 million. The transaction is subject to shareholder approval and customary closing conditions, including normal governmental approval, and is expected to be completed in August 1997.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 11  SUBSEQUENT EVENTS (CONTINUED)

    In connection with the signing of the agreement, Egghead and Surplus Direct entered into a Bridge Loan Agreement, dated April 30, 1997, pursuant to which Egghead loaned Surplus Direct $2.0 million to finance its working capital needs pending completion of the merger (the Bridge Loan). The Bridge Loan bears interest at the prime rate (as quoted by Seattle-First National Bank) plus 5.0% per annum and is due on December 31, 1997 in the event that the merger does not occur. The Bridge Loan is subordinated to up to $4.5 million of senior indebtedness (the Bank Debt) of Surplus Direct under a credit facility with its principal bank (the Bank) and ranks pari passu with $2.0 million of Surplus Direct debt under a subordinated note (the SV Capital Note) payable to SV Capital Partners, L.P., which is a substantial shareholder of Surplus Direct (SV Capital Partners). The Bridge Loan and the SV Capital Note are secured by a second lien (behind the Bank Debt) on the principal assets of Surplus Direct. Egghead has agreed to repay the Bank Debt and the SV Capital Note at the Closing and the Bank and SV Capital Partners have agreed not to accelerate their loans prior to the closing of the transaction, except under specified circumstances.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by Part III, Item 10, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1997 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 29, 1997.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Part III, Item 11, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1997 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 29, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Part III, Item 12, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1997 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 29, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Part III, Item 13, is incorporated by reference from Egghead, Inc.'s definitive Proxy Statement relating to Egghead, Inc.'s 1997 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 29, 1997.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  Documents filed as a part of this report:

1. Financial Statements -- The Consolidated Financial Statements, Notes thereto, Financial Statement Schedules
                     (none), and Accountants' Report thereon are included in
                     Part II, Item 8 of this report.

2(a)                 Exhibits

(i)       3.1        Restated Articles of Incorporation of Egghead, Inc.

(vii)     3.2        Restated Bylaws of Egghead, Inc.

(x)       10.1*      Microsoft 1995/1996 Channel Agreement dated July 1, 1995,
                     as amended through January 1, 1996.

          10.2X* Amendment No. 1 to the Microsoft 1995/1996 Channel Agreement, with attached addendums and amendments to the addendums of such Agreement, through June 30, 1997.

          10.3X**    Form of Change of Control Agreements

          10.4X** Executive Deferred Compensation Plan and related documents effective July 1, 1996

          10.5       Intentionally left blank

          10.6       Intentionally left blank

          10.7       Intentionally left blank

          10.8       Intentionally left blank

(v)       10.9*      Reseller Agreement with WordPerfect Corporation dated
                     April 1, 1994.

(vi)      10.10*     Microsoft 1994/1995 Channel Agreement dated July 1, 1994.

(vi)      10.11*     Addendum to the Microsoft 1994/1995 Channel Agreement
                     dated July 1, 1994.

(vii)     10.11a     Amendment No. 1 to the Addendum to the Microsoft 1994/1995
                     Channel Agreement (appointment as a Large Account
                     Reseller) dated July 1994.

(vi)      10.12*     Follow-up letter dated August 2, 1994, from Microsoft
                     regarding Microsoft 1994/1995 Channel Agreement dated
                     July 1, 1994.

(vii)     10.13*     Addendum to the 1994/1995 Microsoft Channel Agreement
                     dated January 1995.

          10.14      Intentionally left blank.

          10.15 Lease, as amended, dated June 9, 1988, between Sammamish Park Place I Limited Partnership as Landlord and DJ&J Software Corporation as Tenant regarding registrant's administrative headquarters. (Previously filed with registrant's Form 10-K for the fiscal year ended April 1, 1989, as Exhibit 10.46.)

          10.16 First Amendment to June 9, 1988 Lease between Sammamish Park Place I Limited Partnership and DJ&J Software Corporation dated October 4, 1989. (Previously filed with registrant's Form 10-K for the fiscal year ended March 31, 1990, as Exhibit 10.46a.)

          10.17 Lease dated March 23, 1992 between Sammamish Park Place II Limited Partnership as Landlord and DJ&J Software Corporation as Tenant regarding registrant's administrative headquarters. (Previously filed with registrant's Form 10-K for the fiscal year ended March 28, 1992, as Exhibit 10.47.)

          10.18 Lease Termination and Rent Payment Agreement between Sammamish Park Place II Limited Partnership as Landlord and DJ&J Software Corporation as Tenant regarding registrant's administrative headquarters. (Previously filed with registrant's Form 10-Q for the quarter ended July 2, 1994.)

(vi)      10.18a     First Amendment to Lease Termination and Rent Payment
                     Agreement between Sammamish Park Place II Limited
                     Partnership as Landlord and DJ&J Software Corporation as
                     Tenant.

(vi)      10.18b     Second Amendment to Lease Termination and Rent Payment
                     Agreement between Sammamish Park Place II Limited
                     Partnership as Landlord and DJ&J Software Corporation as
                     Tenant.

(iii)     10.19      Lease dated March 23, 1989, between The CHY Company as
                     Landlord and DJ&J Software Corporation as Tenant regarding registrant's Sacramento distribution facility.

(iii)     10.20      First amendment to lease between The CHY Company as
                     Landlord and

                     DJ&J Software as Tenant regarding registrant's Sacramento distribution facility.

          10.21X Lease dated May 15, 1995 between Central Valley Limited Liability Company as Lessor and DJ&J Software Corporation d/b/a Egghead Software as Lessee, regarding Registrant's Sacramento distribution facility, with attached Exercise of Option extending lease term date to September 30, 1998.

(i)       10.22      Lease Agreement dated January 7, 1988 with Granite
                     Properties, a limited partnership, as Landlord and DJ&J
                     Software Corporation, as Tenant, regarding registrant's
                     Lancaster distribution facility.

          10.23      Intentionally left blank

          10.24      Intentionally left blank

(viii)    10.25      Asset Purchase Agreement by and among Software Spectrum,
                     Inc., Egghead, Inc. and DJ&J Software Corporation dated as of March 23, 1996 with Exhibits 4.11 and 4.12 thereto.

          10.26      Intentionally left blank.

          10.27 Form of Indemnification Agreement between registrant and its directors. (Previously filed with registrant's
                     Form 10-Q for the quarter ended December 31, 1994 as same exhibit number.)

          10.28 Form of Indemnification Agreement between DJ&J Software Corporation and its directors. (Previously filed with registrant's Form 10-Q for the quarter ended December 31, 1994 as same exhibit number.)

(vi)      10.29      Revolving Loan Agreement dated September 30, 1994, among
                     Seattle-First National Bank and U.S. Bank of Washington,
                     National Association, Egghead, Inc. and DJ&J Software
                     Corporation.

          10.30 Revolving Loan Agreement dated September 30, 1993 among Seattle-First National Bank and U.S. Bank of Washington, National Association, Egghead, Inc. and DJ&J Software Corporation. (Previously filed with registrant's
                     Form 10-Q for the quarter ended October 16, 1993, as same exhibit number.)

          10.31      Intentionally left blank.

          10.32      Intentionally left blank.

          10.33** Executive employment agreement between Egghead, Inc. and Terence M. Strom dated June 28, 1993. (Previously filed with registrant's Form 10-Q for the quarter ended October 16, 1993, as Exhibit 10.34.)

(ii)      10.34**    Egghead, Inc. 1989 Executive Retention Incentive Stock
                     Option Plan.

(ii)      10.35**    Egghead, Inc. 1989 Executive Retention Incentive Stock
                     Option Agreement between Egghead, Inc. and Stuart M. Sloan dated February 23, 1989.

(ii)      10.36**    Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                     Option Agreement between Egghead, Inc. and Stuart M. Sloan dated February 23, 1989.

(iii)     10.36a**   Amendment No. 1 to Egghead, Inc. 1989 Executive Retention
                     Non-Qualified Stock Option Agreement between Egghead, Inc.
                     and Stuart M. Sloan dated April 17, 1991.

          10.37      Intentionally left blank.

          10.38      Intentionally left blank.

(ii)      10.39**    Egghead, Inc. 1989 Executive Retention Incentive Stock
                     Option Agreement between Egghead, Inc. and Ronald A.
                     Weinstein dated February 23, 1989.

(iii)     10.39a**   Amendment No. 1 to Egghead, Inc. 1989 Executive Retention
                     Incentive Stock Option Agreement between Egghead, Inc. and
                     Ronald A. Weinstein dated April 17, 1991.

(ii)      10.40**    Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                     Option Agreement between Egghead, Inc. and Ronald A.
                     Weinstein dated February 23, 1989.

(iii)     10.40a**   Amendment No. 1 to Egghead, Inc. 1989 Executive Retention
                     Non-Qualified Stock Option Agreement between Egghead, Inc.
                     and Ronald A. Weinstein dated April 17, 1991.

          10.41      Intentionally left blank.

          10.42      Intentionally left blank.

(ii)      10.43**    Egghead, Inc. 1989 Executive Retention Incentive Stock
                     Option Agreement between Egghead, Inc. and Matthew J.
                     Griffin dated February 23, 1989.

(ii)      10.44**    Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                     Option Agreement between Egghead, Inc. and Matthew J.
                     Griffin dated February 23, 1989.

(iii)     10.44a**   Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                     Option Agreement between Egghead, Inc. and Matthew J.
                     Griffin dated April 17, 1991.

          10.45      Intentionally left blank.

          10.46      Intentionally left blank.

          10.47      Intentionally left blank.

          10.48** Egghead, Inc. 1989 Employee Stock Purchase Plan. (Previously filed with registrant's Form S-8 dated June 23, 1990, as Exhibit 10.)

          10.49** Egghead, Inc. 1993 Stock Option Plan. (Previously filed with registrant's Form 10-Q dated for the quarter ended October 16, 1993, as Exhibit 10.31.)

(x)       10.50**    Egghead, Inc. Restated Nonemployee Director Stock Option
                     Plan.

          10.51X** Resignation & Release Agreement between Peter F. Grossman and Egghead Inc. and DJ&J Software Corporation effective April 29, 1997.

          10.52X** Resignation & Release Agreement between Ronald J. Smith and Egghead Inc. and DJ&J Software Corporation effective February 15, 1997.

          10.53X** Resignation & Release Agreement between Terrence M. Strom and Egghead Inc. and DJ&J Software Corporation effective February 15, 1997.

          21.1X      List of subsidiaries of Egghead, Inc.

          23.1X      Consent of Arthur Andersen LLP.

          24.1X      Power of Attorney (contained on signature page).

          27.1X      Financial Data Schedule


* See attached

_____________

     X   Filed herewith.

    (i) Previously filed with registrant's Registration Statement on Form S-1, Registration No. 33-21472, as same exhibit number.

    (ii) Previously filed with registrant's Form 8-K dated February 23, 1989, as Exhibits 10.1 to 10.13.

    (iii) Previously filed with registrant's Form 10-K for the fiscal year ended March 29, 1992, as same exhibit number.

    (iv) Previously filed with registrant's Form 10-K for the fiscal year ended April 3, 1993, as same exhibit number.

    (v) Previously filed with registrant's Form 10-K for the fiscal year ended April 2, 1994, as same exhibit number.

    (vi) Previously filed with registrant's Form 10-Q for the quarter ended October 1, 1994.

    (vii) Previously filed with registrant's Form 10-K for the fiscal year ended April 1, 1995, as same exhibit number.

    (viii) Previously filed with registrant's Form 8-K dated March 23, 1996, as Exhibit 2.1.

    (x) Previously filed with registrant's Form 10-K for the fiscal year ended March 30, 1996, as same exhibit number.

    * Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Each exhibit has been marked to identify the confidential portions that are omitted.

    ** Designates management contract or compensatory plan or arrangement.

2b.  Form 8-K

    Egghead, Inc. filed one report on Form 8-K, dated April 30, 1997, during the fourth quarter of its fiscal year ended March 29, 1997, which reported on Item 5 of Form 8-K.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on June 20, 1997.

                         EGGHEAD, INC.

                         By /s/ George P. Orban
                           ----------------------------------------------------
                                                George P. Orban
                                Chief Executive Officer, Chairman of the Board

                         EGGHEAD, INC.

                         By /s/ Brian W. Bender
                           ----------------------------------------------------
                                                Brian W. Bender
                              Chief Accounting Officer, Chief Financial Officer


                                  POWER OF ATTORNEY
    Each person whose individual signature appears below hereby authorizes George P. Orban and Brian W. Bender, or either of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, of their substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on June 20, 1997, on behalf of the Registrant and in capacities indicated.

Signature                                      Title
---------                                      -----

/s/ George P. Orban
------------------------------------   Chairman of the Board
George P. Orban

/s/ Richard P. Cooley
------------------------------------   Director
Richard P. Cooley

/s/ Steven E. Lebow
------------------------------------   Director
Steven E. Lebow

/s/ Linda Fayne Levinson
------------------------------------   Director
Linda Fayne Levinson

/s/ Eric P. Robison
------------------------------------   Director
Eric P. Robison

/s/ Terence M. Strom
------------------------------------   Director
Terence M. Strom

/s/ Samuel N. Stroum
------------------------------------   Director
Samuel N. Stroum

/s/ Melvin A. Wilmore
------------------------------------   Director
Melvin A. Wilmore