Form 10-K/A
period 1996-03-30
EGGHEAD INC /WA/
filed 1997-07-15
CIK 832320

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K/A
                                   (Amendment No. 2)

                                     -------------

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---
    EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1996
                                          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---
    EXCHANGE ACT OF 1934 For the transition period from         to
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AT
         CLASS                                              July 8, 1997
         -----                                              --------------
    Common Stock, $.01 par value                           17,614,342 shares



                         DOCUMENTS INCORPORATED BY REFERENCE

                                        [None]

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    A)  Documents filed as a part of this report:
         1.  Financial Statements
             The Consolidated Financial Statements, Notes thereto, Financial Statement Schedules (none), and Accountants' Report thereon are included in Part II, Item 8, of this report.

         2a. Exhibits
             (i)     3.1       Restated Articles of Incorporation of the
                               Company
           (vii)     3.2       Amended Bylaws of the Company
            (ix)    10.1   *   Microsoft 1995/1996 Channel Agreement dated July
                               1, 1995, as amended through January 1, 1996.
                    10.2       (Intentionally left blank.)
                    10.3       (Intentionally left blank.)
                    10.4       (Intentionally left blank.)
            (iv)    10.5   *   Microsoft January - June, 1993 Reseller Rebate
                               and Marketing Fund Agreement.
             (v)    10.6   *   Microsoft 1993/1994 Channel Agreement dated July
                               1, 1993.
             (v)    10.7   *   Rebate and Marketing Fund Addendum to the
                               1993/1994 Microsoft Channel Agreement dated
                               November 1, 1993.
             (v)    10.8   *   Amendment to the Microsoft 1993/1994 Channel
                               Agreement (appointment as a Major Chain
                               Reseller) dated November 10, 1993.
             (v)    10.9   *   Reseller agreement with WordPerfect Corporation
                               dated April 1, 1994.
            (vi)    10.10  *   Microsoft 1994/1995 Channel Agreement dated July
                               1, 1994.
            (vi)    10.11  *   Addendum to the Microsoft 1994/1995 Channel
                               Agreement dated July 1, 1994.
           (vii)    10.11a     Amendment No. 1 to the Addendum to the Microsoft
                               1994/1995 Channel Agreement (Appointment as a
                               Large Account Reseller) dated July 1994.
            (vi)    10.12  *   Follow up letter dated August 2, 1994, from
                               Microsoft regarding Microsoft 1994/1995 Channel
                               Agreement dated July 1, 1994.
           (vii)    10.13  *   Addendum to the 1994/1995 Microsoft Channel
                               Agreement dated January 1995.
                    10.14      (Intentionally left blank.)
                    10.15      Lease, as amended,  dated June 9, 1988, between
                               Sammamish Park  Place I Limited Partnership as
                               Landlord and DJ&J Software Corporation as Tenant regarding the Company's administrative headquarters. (Previously filed with registrant's Form 10-K for the fiscal year ended
                               April 1, 1989, as Exhibit 10.46.)
                    10.16      First Amendment to June 9, 1988 lease between
                               Sammamish Park Place I Limited Partnership and
                               DJ&J Software Corporation dated
                               October 4, 1989. (Previously filed with registrant's Form 10-K for the fiscal year ended
                               March 31, 1990, as Exhibit 10.46a.)

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

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Liberty Lake, State of Washington, on July 15, 1997.

                                       EGGHEAD, INC.

                                       By /S/ TERENCE M. STROM
                                         ------------------------------------
                                            Terence M. Strom
                                            Director and Attorney-in-Fact


                                       EGGHEAD, INC.

                                       By /S/ GEORGE P. ORBAN
                                          ----------------------
                                            George P. Orban
                                            Chief Executive Officer
                                            Chairman of the Board


                                       EGGHEAD, INC.

                                       By /S/ BRIAN W. BENDER
                                          ----------------------
                                            Brian W. Bender
                                            Chief Financial Officer
                                            Chief Accounting Officer