Form 10-K/A
period 1997-03-29
EGGHEAD INC /WA/
filed 1997-07-15
CIK 832320

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K/A
                                   (Amendment No. 1)
     (Mark One)
     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended March 29, 1997
                                          OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to________

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
             CLASS                                JULY 8, 1997
             -----                                ------------
     Common Stock, $.01 par value               17,614,342 shares

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

                                        PART 1

ITEM 1.  BUSINESS OF EGGHEAD

GENERAL

    Egghead, Inc. ("Egghead") is a national reseller of personal computer ("PC") hardware, software, peripherals and accessories through 87 retail stores, its 1-800-EGGHEAD direct response unit and its Internet commerce site. Egghead, a Washington corporation, was incorporated in 1988 and is the successor to a corporation that was incorporated in Washington in 1984. In 1995, Egghead moved its corporate headquarters from Issaquah, Washington to its current facility in Liberty Lake, Washington. Egghead is the parent company of DJ&J Software Corporation, EH Direct, Inc. and Elekom Corporation ("ELEKOM") and participates in a 50-50 joint venture with Surplus Direct to operate one store under the name Egghead Computer Surplus. Egghead's 87 retail stores include this joint venture store. Unless the context indicates otherwise, references to "Egghead" include Egghead and its subsidiaries.

    Egghead's primary source of revenue is sales through its retail stores. As of March 29, 1997, Egghead operated 87 retail stores. Egghead's retail stores offer a broad selection of PC-related products and services at competitive prices. Egghead also operates the 1-800-EGGHEAD direct response unit, which processes telephone, facsimile and mail orders for the same hardware and software products that are offered in its retail stores. 1-800-EGGHEAD also allows customers access to products not ordinarily available through its retail outlets by offering a special order service. Egghead also maintains a site on the Internet (HTTP://WWW.EGGHEAD.COM) that contains information about Egghead and its merchandise offerings and permits customers to place orders for hardware and software products on-line.

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

PRODUCTS AND SERVICES

    Through its retail outlets, its 1-800-EGGHEAD direct response unit and its Internet commerce site, Egghead sells PC hardware, software, peripheral devices, accessories and computer-related magazines, books and tutorials. Egghead carries products categorized under approximately 2,000 separate stock-keeping units in its retail stores. Customers may also order thousands of additional products through the 1-800-EGGHEAD special order service and Egghead's Internet commerce site.

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

RETAIL OPERATIONS

    Egghead's retail stores offer a broad selection of computer-related products and services at competitive prices. Its retail stores are designed to provide a convenient shopping environment for individuals and organizations which purchase PC hardware, software and related products for their personal and business use. Egghead's knowledgeable sales force offers solutions-oriented assistance to its customers. As of March 29, 1997, Egghead operated 87 retail stores including the joint venture store, which sells closeout and clearance merchandise.

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

COMPETITION

    The business of selling PC software, hardware and related products is intensely competitive. Since its inception in 1984, Egghead has witnessed a proliferation of competing distribution outlets for PC software and hardware products, including chains of large specialty stores, systems integrators, manufacturers and publishers selling directly, mail-order firms and mass merchandise retailers. In addition, electronic communications networks such as the Internet are creating new opportunities for the distribution of software and hardware products, and the cost savings associated with such electronic distribution channels may eventually result in further price reductions in the industry.

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

    Egghead competitors include computer and office superstores such as Comp USA, Inc. and Office Depot, Inc., consumer electronics superstores such as Fry's Electronics, mass merchandisers such as Wal-Mart Stores, Inc. and warehouse membership clubs such as Sam's Club. Computer superstores typically are very price competitive and offer a wide product selection, while office superstores have a more limited selection. Computer superstores also offer on-site installation of software and hardware upgrades, and some offer training and technical services. Mass merchandisers and warehouse clubs are price-competitive but carry relatively few software titles and a limited selection of hardware products. In addition, direct response businesses, such as Micro-Warehouse, Inc., and manufacturers, such as Dell Computer Corporation, selling directly to consumers, compete directly with Egghead. Egghead faces intense competition in the electronic commerce market on the Internet, which is evolving rapidly. In the Internet market, Egghead competes with companies that have established Internet commerce sites or that derive a substantial portion of their revenue from electronic commerce. Several companies with substantial customer bases in the computer and peripherals catalog business, such as Micro-Warehouse, also may devote more resources to Internet commerce in the future.

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

TRADEMARKS AND TRADE NAMES

    "EGGHEAD-Registered Trademark-," "EGGHEAD DISCOUNT SOFTWARE-Registered Trademark-," "EGGSPERT-Registered Trademark-," "All You Need to Know-Registered Trademark-," the "PROFESSOR EGGHEAD-Registered Trademark-" design and "EGGCESSORIES-Registered Trademark-" are registered in the United States Patent and Trademark Office as service marks or trademarks of Egghead.
 Egghead also does business under the trade names "Egghead Computer," "Egghead Software," "Egghead Discount Software" and "Mac's Place at
Egghead." In addition, Egghead is the owner of a number of common-law trademarks and service marks, including "SOFTWARE ASSET MANAGEMENT-SM-," "SAM-SM-," "CUE-SM-," "EGGHEAD-Registered Trademark-EXPRESS-TM-," "EGG CARTON-TM-," "ELEKOM-TM-," "EleTrade-TM-" and certain "EGG" combination words. Egghead believes the strength of its trademarks and service marks benefits its business and intends to continue to protect and promote its registered and common-law trademarks and service marks.

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

    RESTRUCTURING AND REORGANIZATION OF EGGHEAD OPERATIONS; RECENT LOSSES. Egghead has reported substantial losses from its continuing operations over its last five fiscal years, including an after-tax loss of $49.0 million and an overall net loss of $39.6 million for its fiscal year ended March 29, 1997. These losses included a $24.0 million restructuring and impairment charge and a net noncash charge of $10.7 million for the establishment of a deferred tax valuation allowance. Egghead has taken a number of steps intended to reduce or eliminate its losses. These steps included divesting a nonretail business segment, focusing its retail operations in certain geographic markets, closing unprofitable stores, upgrading existing stores, experimenting with new store formats, adding new nonsoftware merchandise categories (particularly computer systems), developing electronic commerce tools through its subsidiary Elekom and implementing a new Internet commerce site.

    For example, in May 1996, Egghead sold its Corporate, Government and Education ("CGE") division to generate cash and to allow management to focus on retail operations. The sale resulted in a net gain of $22.3 million, offset by a related loss from the CGE operations of $12.3 million. During the fourth quarter of fiscal 1997, Egghead substantially restructured and reorganized its operations by (i) closing 70 of its worst performing retail stores, (ii) substantially reducing its headquarters personnel, (iii) closing its Lancaster, Pennsylvania distribution center, and (iv) offering for sale certain real estate assets, including its headquarters building located in Liberty Lake, Washington. Egghead intends to close an additional seven poorly performing retail stores as part of the restructuring and reorganization. Since fiscal 1996, Egghead has also opened or remodeled eight 5,000 square-foot stores, which are approximately twice the size of its traditional stores, and increased its hardware product offerings in many of its stores in an effort to improve sales.

    These initiatives have achieved mixed results. Although the increased proportion of hardware products is intended to increase Egghead's overall net revenue and gross profits, gross margins as a percentage of net sales are lower on such products; therefore revenue must increase at a sufficient rate to offset the lower gross margins in order to increase gross profits. If gross profits erode, further reductions in operating expenses may be necessary, and Egghead may need to close additional retail stores. Results from Egghead's new larger stores have been mixed.

Egghead will continue to evaluate the performance of its larger format stores and expects that further refinement of its store format will be required. There can be no assurance that Egghead will be able to maintain the improved results it has achieved in its upgraded stores or replicate them in other stores. Egghead's Internet commerce site, which was activated in February 1996, did not generate significant revenues in fiscal 1997, and there can be no assurance that this distribution method will generate significant revenues in the future. Although ELEKOM is currently testing prototypes of its products, Egghead's investment in ELEKOM has not resulted in any revenue to date, and there can be no assurance that it will generate revenue in the future. Moreover, there can be no assurance that Egghead will be able to sell its real estate assets at a profit or in a timely manner that will avoid additional carrying costs. Competition is intensifying in all of Egghead's geographic markets, and prices continue to erode. Furthermore, despite the restructuring and reorganization measures described herein, Egghead anticipates that it will sustain additional losses in fiscal 1998 and a modest loss in fiscal 1999 on a stand-alone basis.

    Accordingly, it is not clear that Egghead has developed a business strategy that will accomplish its goal of reducing and eliminating its losses, and there can be no assurance that it will be able to do so. If Egghead cannot develop a profitable strategy, and its losses continue, it will deplete its financial resources and reduce shareholders' equity.

    FLUCTUATIONS IN, AND UNCERTAINTY OF, FUTURE OPERATING RESULTS; FUTURE LOSSES. Egghead's operating results have fluctuated in the past and are likely to do so in the future, particularly on a quarterly basis. As with many retailers and direct marketers, a significant portion of the company's sales are generated in the fiscal quarter that includes the winter holiday selling season. As a result, the annual earnings of the company will depend heavily on the results of that quarter. Egghead's quarterly results of operations may also fluctuate as a result of the amount of sales contributed by new stores, the timing of costs associated with the construction and opening of these stores and the timing of the closing of any stores. The company's quarterly results of operations may fluctuate in response to the overall demand for PC products, shifts in the mix of demand for hardware and software products, the introduction of new products or upgrades and the success of the Internet commerce site.

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

    EGGHEAD DEPENDENCE ON SUPPLY SOURCES. Egghead purchases merchandise primarily through distributors. Egghead also purchases hardware, software and other products directly from approximately 300 manufacturers and publishers, including Microsoft, which is Egghead's primary vendor. In fiscal 1997, direct purchases from Microsoft represented approximately 18.3% of Egghead's total net purchases. Microsoft has determined that it will no longer sell directly to retailers, however, and Egghead believes that in the future its purchases of Microsoft products will be made through distributors. Vendors which have established significant market share in the PC product market can, to some extent, influence Egghead's merchandising policies and other aspects of Egghead's operations. Egghead does not have long-term contracts or arrangements with its vendors that would ensure the availability of merchandise, and there can be no assurance that Egghead's current vendors will continue to supply merchandise to Egghead. To the extent that Egghead purchases from manufacturers, there is a risk that the reduction in the volume of Egghead's purchases resulting from store closures undertaken as part of its restructuring and reorganization will adversely affect its ability to purchase directly from such manufacturers. Egghead's financial performance in large part depends on the terms it obtains from its suppliers. Such terms include unit prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. If Egghead is unable to maintain favorable terms with its suppliers, its results of operations could be materially adversely affected. See "BUSINESS OF EGGHEAD--Merchandising."

    LIMITED EXPERIENCE, AND RISKS ASSOCIATED, WITH INTERNET COMMERCE.
Egghead seeks to utilize the Internet and other means of electronic commerce to sell and distribute merchandise. Revenue generated through the company's Internet commerce site still represents only a relatively small percentage of the company's total net sales. Egghead established its Internet commerce site in February 1996 and began directly downloading selected software products to its customers' PCs in November 1996. Total net sales from Egghead's Internet commerce site did not represent a significant portion of its total net sales in fiscal 1997.

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
                                               --
                                               --

    As part of the restructuring and reorganization, Egghead intends to close an additional seven stores. Egghead leases all of its retail stores under leases expiring from fiscal 1998 to fiscal 2007. Egghead expects that leases with terms expiring during fiscal 1998 will be renewable at Egghead's option under substantially similar terms. Nearly all of Egghead's leases provide for a minimum monthly rent that either is constant or adjusts periodically throughout the lease term, including renewal periods.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                          1

    The following selected historical financial data of Egghead have been derived from Egghead's historical consolidated financial statements. Fiscal 1993 had 53 weeks. All other fiscal years presented had 52 weeks. All Statement of Operations amounts reflect the CGE activities as discontinued operations. The selected financial data presented below should be read in conjunction with such consolidated financial statements and the notes thereto.

STATEMENT OF OPERATIONS DATA:
                                                                                         FISCAL YEAR
                                                                  -----------------------------------------------------------
                                                                    1993         1994        1995         1996        1997
                                                                  ---------    ---------   ---------    ---------   ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
   OPERATIONS DATA:
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 321,566    $ 373,510   $ 434,021    $ 403,841   $ 360,715
Cost of sales, including certain buying, occupancy and
   distribution costs. . . . . . . . . . . . . . . . . . . . .      270,266      322,210     380,428      357,373     326,044
                                                                  ---------    ---------   ---------    ---------   ---------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . . .       51,300       51,300      53,593       46,468      34,671

Selling, general and administrative expense  . . . . . . . . .       48,249       56,096      53,895       59,639      60,632
Depreciation and amortization expense, net of charge
   included in cost of sales . . . . . . . . . . . . . . . . .        6,089        7,603       7,363        7,449       6,043
Restructuring and impairment charge  . . . . . . . . . . . . .          858           --          --           --      15,597
Provision for shareholder litigation . . . . . . . . . . . . .           --        1,200          --           --          --
                                                                  ---------    ---------   ---------    ---------   ---------
Operating loss . . . . . . . . . . . . . . . . . . . . . . . .       (3,896)     (13,599)     (7,665)     (20,620)    (47,601)

Theft insurance recovery . . . . . . . . . . . . . . . . . . .           --           --       1,650           --          --
Other (expense) income . . . . . . . . . . . . . . . . . . . .         (489)        (101)        618        2,469       3,428
                                                                  ---------    ---------   ---------    ---------   ---------
Loss from continuing operations before income taxes. . . . . .       (4,385)     (13,700)     (5,397)     (18,151)    (44,173)
Income tax benefit (provision) . . . . . . . . . . . . . . . .        1,711        5,343       2,106        7,030      (4,788)
                                                                  ---------    ---------   ---------    ---------   ---------
Loss from continuing operations. . . . . . . . . . . . . . . .       (2,674)      (8,357)     (3,291)     (11,121)    (48,961)

Income from discontinued operations, net of tax. . . . . . . .        9,604        7,843       5,959          376     (12,254)
Gain on disposal of discontinued operations, net of tax. . . .           --           --          --           --      22,286
                                                                  ---------    ---------   ---------    ---------   ---------
Income from discontinued operations  . . . . . . . . . . . . .        9,604        7,843       5,959          376      10,032
                                                                  ---------    ---------   ---------    ---------   ---------
Net income (loss) before cumulative effect of change in
   accounting principles . . . . . . . . . . . . . . . . . . .        6,930         (514)      2,668      (10,745)    (38,929)
Cumulative effect of change in accounting principles, net of tax         --           --          --           --        (711)
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    ---------    ---------   ---------    ---------   ---------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . .    $   6,930    $    (514)  $   2,668    $ (10,745)  $ (39,640)
                                                                  ---------    ---------   ---------    ---------   ---------
                                                                  ---------    ---------   ---------    ---------   ---------

Earnings (loss) per share:
   Continuing operations . . . . . . . . . . . . . . . . . . .    $   (0.15)   $   (0.49)  $   (0.19)   $   (0.64)  $   (2.78)
   Discontinued operations, net. . . . . . . . . . . . . . . .    $    0.56    $    0.46     $  0.34      $  0.02   $     .57
   Cumulative effect of change in accounting principle, net. .           --           --          --           --        (.04)
                                                                  ---------    ---------   ---------    ---------   ---------
   Net income (loss) . . . . . . . . . . . . . . . . . . . . .    $    0.41    $   (0.03)  $    0.15    $   (0.62)  $   (2.25)
                                                                  ---------    ---------   ---------    ---------   ---------
                                                                  ---------    ---------   ---------    ---------   ---------

OPERATING DATA:

   Number of retail stores:
      Open at end of period. . . . . . . . . . . . . . . . . .          205          189         169          164          86
      Opened during period . . . . . . . . . . . . . . . . . .           33            3          --           10           6
      Closed during period . . . . . . . . . . . . . . . . . .           10           19          20           15          84
      Weighted average number open during period(1). . . . . .          195          197         178          166         145

BALANCE SHEET DATA:
   Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $ 263,216    $ 256,010   $ 270,141    $ 284,232   $ 175,520
   Shareholders' equity. . . . . . . . . . . . . . . . . . . .      142,990      143,416     146,416      139,269     100,047


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

    Egghead's profitability over its early operating history was mixed; however, over its last five fiscal years, Egghead has reported increasing losses from continuing operations. Egghead's losses over the last five fiscal years are attributable primarily to an increased number of competitors selling PC products through a greater variety of channels, severe price competition among PC product resellers, a trend toward lower margins on computer and related software products, Egghead's relatively high headquarters expenses and other factors described in more detail under "RISK FACTORS." Egghead has taken a number of steps intended to reduce or eliminate its losses. These steps include divesting a nonretail business segment, focusing its retail operations in certain geographic markets, closing unprofitable stores, upgrading existing stores, experimenting with new store formats, adding new nonsoftware merchandise categories (particularly computer systems), developing electronic commerce tools through its ELEKOM subsidiary and implementing a new Internet commerce site.

    For example, in May 1996, Egghead sold its CGE division to generate cash and to allow management to focus on retail operations. The sale resulted in a net gain of $22.3 million, offset by a related loss from the CGE operations of $12.3 million. During the fourth quarter of fiscal 1997, Egghead substantially restructured and reorganized its operations by (i) closing 70 of its worst performing retail stores, (ii) substantially reducing its headquarters personnel, (iii) closing its Lancaster, Pennsylvania distribution center, and (iv) offering for sale certain real estate assets, including its headquarters building located in Liberty Lake, Washington. Egghead intends to close an additional seven poorly performing retail stores as part of the restructuring and reorganization. The restructuring and reorganization concentrated Egghead's retail stores into 26 geographic markets and is expected to reduce headquarters and distribution expenses for continuing operations to approximately $17.0 million on an annualized basis from $32.0 million in fiscal 1997. Since fiscal 1996, Egghead has also opened or remodeled eight 5,000 square foot stores, which are approximately twice the size of its traditional stores, and increased its hardware product offerings in many of its stores in an effort to improve sales. Egghead currently operates 24 of these larger format stores, 12 of which were existing stores that have been open for more than one year and were expanded, remodeled or relocated. In fiscal 1997, Egghead generated comparable store sales and operating profit increases of 17% and 28%, respectively, from these 12 stores. In November 1996, Egghead opened one Egghead Computer Surplus store, operated as a joint venture with Surplus Direct, to participate in a new retail channel for surplus PC products.

    These initiatives have achieved mixed results. Although the increased proportion of hardware products is intended to increase Egghead's overall net revenues and gross profits, gross margins as a percentage of net sales are lower on such products; therefore revenue must increase at a sufficient rate to offset the lower gross margins in order to increase gross profits. If gross profits erode, further reductions in operating expenses may be necessary. Closure of poorly performing stores should improve retail store operating performance and inventory turn ratios for the remaining stores, but results from its new larger stores have been mixed. Egghead will continue to evaluate the performance of its larger format stores and expects that further refinement of its store format will be required. There can be no assurance that Egghead will be able to maintain the improved results it has achieved in its upgraded stores or replicate them in other stores. Egghead's Internet commerce site, which was activated in February 1996, did not generate significant amounts of revenue and there can be no assurance that this distribution method will generate significant revenue in the future.
Although ELEKOM is currently testing prototypes of its products, Egghead's investment in ELEKOM has not resulted in any revenue to date, and there can be no assurance that it will generate revenue in future periods.

    Accordingly, it is not yet clear that Egghead has developed a business strategy that will accomplish the goal of further reducing and eliminating its losses, and there can be no assurance that it will be able to do so. If Egghead cannot develop a profitable strategy, and its losses continue, Egghead will deplete its financial resources and reduce shareholders' equity.

    On May 1, 1997, Egghead announced a definitive agreement (the "Merger Agreement") to acquire closely held Surplus Direct for up to 5.6 million newly issued shares of Egghead Common Stock. The transaction includes repayment of $5.6 million of Surplus Direct debt. Surplus Direct, a reseller of previous version computer hardware and software, had sales for the nine months ended February 28, 1997 of approximately $35.0 million. Surplus Direct has a relatively limited operating history, and, although it reported break-even to profitable results for the three fiscal years ended May 31, 1996, 1995 and 1994, it reported a $1.2 million loss for the nine months ended February 28, 1997. Although Egghead does not expect any significant cost savings or economic efficiencies to result from the combination of the companies, Egghead believes that it will benefit from the combination of Surplus Direct's hardware purchasing expertise, access to the surplus PC products channel, entrepreneurial management and Internet commerce development capabilities with Egghead's greater software product procurement expertise and seasoned retail management. Nevertheless, there can be no assurance that these benefits will be realized. The transaction is subject to approval by Egghead's and Surplus Direct's shareholders and customary closing conditions, and is expected to be completed in August 1997.

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

    Egghead uses a 52/53-week fiscal year ending on the Saturday nearest March 31. Each fiscal quarter consists of 13 weeks. Information contained in this report excludes, unless otherwise stated, any data relative to the discontinued operations of the CGE division.

RESULTS OF OPERATIONS

    OVERVIEW

    Egghead reported a total net loss for fiscal 1997 of $39.6 million compared to a total net loss of $10.7 million for fiscal 1996 and net income of $2.7 million for fiscal 1995. On a pre tax basis, the loss from continuing operations for fiscal 1997 was $44.2 million ($20.2 million excluding a restructuring and impairment charge) compared to losses of $18.2 million for fiscal 1996 and $5.4 million for fiscal 1995. In addition to the restructuring and impairment charge, the total net loss for fiscal 1997 included a net noncash charge of $10.7 million for the establishment of a deferred tax valuation allowance and a $36.5 million gain on the sale of the CGE division, partially offset by the related loss from discontinued operations of $20.1 million.

    The restructuring and impairment charge totaled $24.0 million before income taxes was recorded during the fourth quarter of fiscal 1997. The charge included $6.5 million in gross margin expenses, $5.8 million for settlement of store and warehouse leases, $4.3 million for fixed asset dispositions, professional fees and miscellaneous expenses, $3.3 million in store closing costs and related fixed asset dispositions, $1.3 million for the impairment and disposition of real estate and $2.8 million for severance and related benefits.

    The pretax loss during fiscal 1996 was due primarily to a decrease in sales compared to fiscal 1995 resulting from a reduction in the average number of stores in full operation during the year, as well as one-time costs of approximately $4.6 million associated with the relocation of Egghead's corporate headquarters, costs of rolling out its larger format retail stores, and its investment of approximately $1.1 million in ELEKOM. Fiscal 1995 pretax income was primarily attributable to increases from fiscal 1994 in hardware and accessory sales and included a one-time theft insurance recovery of $1.7 million, pretax, related to inventory stolen from retail stores in prior years.

    Egghead has determined that its deferred tax assets no longer meet the realization criteria of SFAS No. 109 ("SFAS 109"). Under SFAS 109, the realization of the deferred tax assets depends on generating future taxable income. Based on Egghead's recent losses and the fact that it anticipates that it will sustain additional losses in fiscal 1998 and a modest loss in fiscal 1999 on a stand-alone basis, Egghead management has determined that it is more likely than not that the deferred tax assets could not currently be realized. Accordingly, Egghead recorded a net noncash charge in fiscal 1997 of $10.7 million for the establishment of a deferred tax valuation allowance in accordance with SFAS 109. Egghead's net operating losses can be recovered over a 15-year period for tax purposes if Egghead achieves profitability. Until Egghead has determined that all of its existing net operating losses are realizable, it will not record a tax charge or benefit for future operating results. For comparative purposes Egghead's results of operations are discussed below on a pretax basis.

    CONTINUING OPERATIONS

    PRETAX LOSS. Loss before income taxes includes the results of Egghead's retail stores, 1-800-EGGHEAD direct response unit, Internet commerce operations and ELEKOM, as well as the selling, general and administrative expenses related to these operations. The following table shows the relationship of certain items relating to continuing operations included in Egghead's Consolidated Statement of Operations, including the restructuring and impairment charge, expressed as a percentage of net sales:


                                                           FISCAL YEAR
                                                     -------------------------
                                                     1995      1996      1997
                                                     -----     -----     -----
Net sales. . . . . . . . . . . . . . . . . . . . .   100.0%    100.0%    100.0%
Cost of sales, including certain buying, occupancy
   and distribution costs. . . . . . . . . . . . .    87.7      88.5      90.4
                                                     -----     -----     -----
Gross margin . . . . . . . . . . . . . . . . . . .    12.3      11.5       9.6

Selling, general and administrative expense. . . .    12.4      14.8      16.8

Depreciation and amortization expense, net of
   amounts included in cost of sales . . . . . . .     1.7       1.8       1.7

Restructuring and impairment charge. . . . . . . .      --        --       4.3
                                                     -----     -----     -----
Operating loss . . . . . . . . . . . . . . . . . .    (1.8)     (5.1)    (13.2)

Other income, net. . . . . . . . . . . . . . . . .     0.5       0.6       1.0
                                                     -----     -----     -----

Loss before income taxes . . . . . . . . . . . . .    (1.3)%    (4.5)%   (12.2)%
                                                     -----     -----     -----
                                                     -----     -----     -----

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

    During fiscal 1997, Egghead opened seven stores, remodeled two stores and closed 84 stores, operating a total of 87 stores at March 29, 1997, including the Egghead Computer Surplus store. This compares to the 164 stores open at fiscal year-end 1996 and the 169 stores open at fiscal year-end 1995.
Egghead intends to close an additional seven stores in connection with the restructuring and reorganization. Of the 87 stores open at the end of fiscal 1997, 24, not including the Egghead Computer Surplus Store, were approximately twice the size of Egghead's traditional stores. Twelve of the 24 larger stores are existing stores that have been open for more than one year and were expanded, remodeled or relocated. In fiscal 1997, Egghead generated comparable store sales and operating profit increases of 17% and 28%, respectively, from these 12 stores. Nevertheless, the overall performance of the larger format stores has been mixed. Egghead will continue to evaluate the performance of its larger format stores and expects that further refinement of its store format will be required.

    Net sales for fiscal 1997 were $360.7 million, a decrease of 11% from the $403.8 million in the prior year. The decrease in sales is attributable primarily to the closure of 84 stores during fiscal 1997 and a decrease in overall sales volume. Egghead closed 70 stores during the fourth quarter of fiscal year 1997. Sales for fiscal 1997 from the 87 Egghead stores that were open at the end of fiscal 1997 accounted for $238.4 million or 66% of Egghead's fiscal year retail store revenue. Net sales in fiscal 1996 were $403.8 million, a decrease of $30.2 million or 7% from net sales of $434.0 million in fiscal 1995. Fiscal 1996 sales decreases resulted primarily from the reduction in the average number of stores in full operation during the year. Fiscal 1995 sales increased $60.5 million or 16% from fiscal 1994 sales of $373.5 million. Fiscal 1995 increases primarily resulted from an increase in hardware and related accessories sales, a full year of sales from a direct mail company acquired by Egghead in 1994 and broad product price reductions initiated in 1994.

    Comparable retail store sales measure sales for stores that were open in both periods being evaluated. Comparable store sales decreased 9.5% during fiscal 1997 due to a general sales decrease in fiscal 1997 and to Microsoft's launch of Windows 95 in fiscal 1996, which increased sales in fiscal 1996.
Of the 87 retail stores that were open at the end of fiscal 1997, Egghead expects that 80 stores will be retained after completion of the restructuring and reorganization. These 80 stores recorded a 1.6% decrease in comparable store sales for fiscal 1997 compared to the decrease of 9.5% in comparable store sales for the entire company. In the fourth quarter of fiscal 1997, these stores generated a comparable store increase of 6.0% over the fourth quarter of fiscal 1996. These stores also contributed store operating profits (before distribution, marketing and corporate overhead expenses) in excess of total year-to-date retail store operating profits. The increases in comparable retail store sales for fiscal 1996 and 1995 were 0.1% and 21.0%, respectively, over the prior periods. Comparable store sales for fiscal 1996 were flat compared to fiscal 1995, despite the release of Windows 95 in fiscal 1996, due to an overall decrease in sales of other products. As discussed above, fiscal 1995 comparable store sales benefited primarily from price reductions initiated in fiscal 1994.

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

    Gross margin for fiscal 1997 was $34.7 million, or 9.6% of net sales, compared to $46.5 million, or 11.5% of net sales, for fiscal 1996. The decrease in 1997 gross margin was primarily attributable to the inventory liquidation associated with the closure of 70 stores in connection with the reorganization and restructuring. Excluding the $6.5 million gross margin restructuring charge, gross margin in fiscal 1997 would have been $41.2 million, or 11.7% of net sales. The store closures in 1997 will substantially reduce the quantity of merchandise purchased by Egghead and may adversely affect Egghead's ability to obtain volume discounts in the future. Gross margin as a percentage of net sales was also reduced by increased sales of hardware and other non-software products, which represented approximately 36% of net sales in fiscal 1997, compared to approximately 34% in fiscal 1996. Sales of hardware and other non-software related products represented 39% of net sales in the fourth quarter of fiscal 1997 compared to 33% in the fourth quarter of 1996, and Egghead expects sales of such products to increase as a proportion of net sales.

    As a percentage of net sales, gross margin was 11.5% in fiscal 1996 compared to 12.3% in fiscal year 1995. Fiscal 1996 gross margin was negatively affected by the pricing and promotion terms relating to the sale of Microsoft Windows 95 and a clearance sale during the last quarter of the fiscal year. Fiscal 1995 gross margin reflects a full year of broad price reductions initiated in the middle of 1994.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A"). SG&A expense consists primarily of operating expense, excluding occupancy for retail, 1-800-EGGHEAD and Internet operations and headquarters expense, and excludes product procurement and marketing. Such operating expense includes payroll and benefits for headquarters and distribution support functions, telecommunications, credit card processing costs and supplies.

    SG&A expense as a percentage of net sales was 16.8% in fiscal 1997, compared to 14.8% in the prior fiscal year. The increase was primarily due to reduced sales and to restructuring and reorganization costs of $1.9 million. These costs consist primarily of payroll and other costs relating to the closure of the 70 stores announced in January.

    In fiscal 1996, SG&A expense as a percentage of net sales was 14.8% compared to 12.4% in fiscal 1995. The increased expense in fiscal 1996 includes $4.6 million incurred in connection with the relocation of Egghead's corporate headquarters to Liberty Lake and $1.1 million related to development of products by ELEKOM. SG&A expense as a percentage of net sales not including relocation expense and ELEKOM expenditures would have been 13.3% in fiscal 1996 and 12.3% in fiscal 1995. The improvement in the fiscal 1995 SG&A expense as a percentage of net sales compared to fiscal 1994 was due mainly to sales increasing at a faster rate than expenses during the period.

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

    OTHER INCOME, NET. Interest income in fiscal 1997, 1996 and 1995 was $3.4 million, $2.2 million and $0.8 million, respectively. Increases in interest income are primarily due to the increases in cash balances discussed under "--Liquidity and Capital Resources." In addition, fiscal 1995 included theft insurance recovery of $1.7 million, representing settlement of an insurance claim, net of expenses, for inventory stolen by members of a multistate shoplifting ring from numerous retail stores during fiscal
1991, 1992 and 1993.

DISCONTINUED OPERATIONS

    All results for the operations of the CGE division are reported as a discontinued operation. Certain general, administrative and distribution areas have traditionally supported all of Egghead's business lines. The expenses included in the results of the discontinued operations reflect only those activities directly related to the CGE division.

    Gain on the disposition of the discontinued operation during fiscal 1997 was $36.5 million ($22.3 million after tax). The sales price for the CGE division was $45.0 million cash, which did not include the accounts receivable, which were collected during fiscal 1997. The reported gain is net of fixed assets and lease write-offs of $1.2 million, transaction, legal and accounting fees of $2.0 million, transition period employment costs of $1.8 million and costs of $3.4 million related to the fulfillment of post-sale obligations.

    Loss from the discontinued operation was $20.1 ($12.3 million net of tax) for fiscal 1997. The major components of the loss were inventory write-offs of $6.9 million, accounts receivable write-offs of $5.1 million, fixed asset dispositions and equipment lease buyouts of $3.2 million, warehouse closing costs of $1.9 million and operating losses, severance and other costs of $3.0 million.

    Net sales for the discontinued operations of CGE declined $65.2 million, or 15.2% from $428.5 million in fiscal 1995 to $363.3 million in fiscal 1996, due primarily to disruptions in sales efforts related to the consolidation of Egghead's regional sales offices and its headquarters relocation to Liberty Lake, Washington. Gross margin for CGE as a percentage of net sales was 10.1% in fiscal 1996, compared to 11.3% in fiscal 1995.

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

    Capital expenditures in fiscal 1997 totaled $5.1 million, primarily for new stores and computer hardware. Capital expenditures in fiscal 1996 totaling $16.2 million included leasehold improvements, fixtures, computer hardware, software and communications equipment, principally due to the remodel or addition of 19 larger format stores and the relocation of Egghead's corporate headquarters. Capital expenditures in fiscal 1995 totaling approximately $14.7 million included land and a building in Liberty Lake, Washington for the corporate headquarters, computer software and communications equipment.

NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard requires that long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets. Egghead adopted this standard at the beginning of the first quarter of fiscal 1997. The cumulative effect of the change in accounting principle, which was recognized in the first quarter of fiscal
1997, was a charge of $0.7 million, after tax, or $0.04 per share. This charge represents the write down of Egghead's property held for sale in Kalispell, Montana and the related goodwill. In connection with its adoption of SFAS No. 121 Egghead also recorded a pretax charge of approximately $0.1 million related to retail assets, the carrying amounts of which were not likely to be recovered through future cash flows. In connection with Egghead's fourth quarter restructuring and reorganization and the corresponding impairment of certain other real estate assets that became properly classified as held for sale, Egghead recorded an additional $1.0 million charge in the fourth quarter of fiscal 1997.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard requires entities to choose either a fair value-based method or an intrinsic value-based method of accounting for all employee stock compensation plans. Egghead adopted the standard during fiscal 1997 and has historically and will in the future use the intrinsic value-based method, which requires no compensation cost to be recognized at the date of the stock compensation grant if the option is granted at the current market price.

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share." Egghead will adopt this new standard in the third quarter of fiscal 1998. Egghead does not anticipate that the adoption of this new standard would have a material effect on loss per share for fiscal 1997, 1996 and 1995 as currently reported.

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

EGGHEAD, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


Consolidated Balance Sheets
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS
                                                             March 30,      March 29,
                                                               1996           1997
                                                             --------       --------
Current assets:
  Cash and cash equivalents                                  $ 49,590       $ 83,473
  Accounts receivable, net of allowance for
    doubtful accounts of $2,098 and $5,319, respectively       24,079         13,917
  Receivable from Joint Venture                                     -          4,000
  Merchandise inventories, net                                 84,712         49,087
  Prepaid expenses and other current assets                     9,455          4,116
  Current deferred income taxes                                 4,859              -
  Property held for sale                                        1,725          7,692
  Discontinued operations - net current assets                 74,473              -
                                                             --------       --------
          Total current assets                                248,893        162,285
                                                             --------       --------

Property and equipment, net                                    27,770         12,018
Non-current deferred income taxes                               4,221              -
Other assets                                                    1,621          1,217
Discontinued operations - net long-term assets                  1,727              -
                                                             --------       --------
                                                             $284,232       $175,520
                                                             --------       --------
                                                             --------       --------



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $119,341       $ 43,027
  Accrued liabilities                                          16,112         12,996
  Liabilities related to disposition of CGE division            8,327          7,754
  Reserves and liabilities related to restructuring                 -         11,258
                                                             --------       --------
          Total current liabilities                           143,780         75,035
                                                             --------       --------

Other long-term liabilities                                     1,183            438
                                                             --------       --------

          Total liabilities                                   144,963         75,473
                                                             --------       --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value: 10,000,000 authorized            -              -
    no shares issued and outstanding
  Common stock, $.01 par value:                                     -              -
    50,000,000 shares authorized; 17,546,548 and
    17,591,087 shares issued and outstanding, respectively        176            176
  Additional paid-in capital                                  124,104        124,457
  Retained earnings (deficit)                                  14,989        (24,586)
                                                             --------       --------
          Total shareholders' equity                          139,269        100,047
                                                             --------       --------

                                                             $284,232       $175,520
                                                             --------       --------
                                                             --------       --------


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

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS
    Egghead, Inc. sells personal computer software, hardware and related products through its wholly owned subsidiaries, DJ&J Software Corporation (DJ&J, d/b/a Egghead Software) and Eggspert Software, Ltd. (Eggspert, a Canadian subsidiary), EH Direct, Inc. (EH Direct), Egghead International, Inc. (Egghead International), and ELEKOM Corporation (ELEKOM). References to "Egghead" include Egghead, Inc., its predecessors, and its subsidiaries. Eggspert and Egghead International became inactive subsidiaries on May 13, 1996 following the sale of the corporate, government, and education (CGE) division to Software Spectrum, Inc. (SSI). SEE NOTE 10.

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

    PROPERTY HELD FOR SALE
    Property held for sale is stated at the lower of carrying value or estimated net realizable value.

    GOODWILL
    Net assets of organizations acquired in purchase transactions are recorded at fair value at date of acquisition. Unidentified intangibles are amortized on a straight line basis over the estimated lives of the remaining long-term assets acquired. Unidentified intangibles at March 30, 1996 were $998,000, net of accumulated amortization of $993,000. Unidentified intangibles at March 29, 1997 were fully amortized.

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

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    RECENT ACCOUNTING PRONOUNCEMENTS
    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard requires that long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets. Egghead adopted this standard at the beginning of the first quarter of fiscal 1997. The cumulative effect of the change in accounting principle, which was recognized in the first quarter of fiscal 1997, was a charge of $0.7 million, after tax, or $0.04 per share. This charge represents the write down of Egghead's property held for sale in Kalispell, Montana and the related goodwill. In connection with its adoption of SFAS No. 121, Egghead also recorded a pretax charge of approximately $0.1 million related to retail assets, the carrying amounts of which were not likely to be recovered through future cash flows. In connection with Egghead's fourth quarter restructuring and reorganization and the corresponding impairment of certain other real estate assets that became properly classified as held for sale, Egghead recorded an additional $1.0 million charge in the fourth quarter of fiscal 1997.
    See Note 10.

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This new standard requires entities to choose either a fair value-based or intrinsic value-based method of accounting for all employee stock compensation plans. Egghead adopted the standard during fiscal 1997 and has historically, and will in the future, use the intrinsic value-based method, which requires no compensation cost to be recognized at the date of the stock compensation grant if the option is granted at the current market price.

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

    FISCAL YEARS
    Egghead uses a 52/53-week fiscal year, ending on the Saturday nearest March 31. Fiscal quarters are such that the first three quarters consist of 13 weeks and the fourth quarter consists of the remaining 13/14 weeks. Fiscal 1995, 1996 and 1997 each had 52 weeks.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)


NOTE 2  PROPERTY AND EQUIPMENT

    The components of property and equipment at March 30, 1996 and March 29, 1997 were as follows (in thousands):

                                                  March 30,      March 29,
                                                    1996           1997
                                                  --------       --------

         Land and buildings, net                  $  7,000       $      -
         Equipment                                  38,814         16,937
         Leasehold improvements                     13,700          6,078
         Furniture and fixtures                      7,080          8,399
                                                  --------       --------
                                                    66,603         31,414
         Less accumulated depreciation and
            amortization                           (38,833)       (19,396)
                                                  --------       --------

            Property and equipment, net           $ 27,770       $ 12,018
                                                  --------       --------
                                                  --------       --------


    Property held for sale at March 29, 1997 includes Egghead's headquarters building in Liberty Lake, Washington and property in Kalispell, Montana.

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

NOTE 4  STOCK OPTION AND STOCK PURCHASE PLANS

    EMPLOYEE STOCK PURCHASE PLAN
    The Egghead, Inc. 1989 Employee Stock Purchase Plan (the 1989 Plan) currently provides options to acquire the Common Stock of Egghead to substantially all full-time and certain other employees at the lesser of 85% of the fair market value of the Common Stock on August 1 of the first and second plan years and July 1 thereafter, or 85% of the fair market value on the following July 31 of the first plan year and June 30 of each plan year thereafter. Under the 1989 Plan, a maximum of 650,000 shares were reserved for issuance. As of March 29, 1997, there were 323,844 shares available for future issuance.

    THE 1993 STOCK OPTION PLAN
    In September 1993, Egghead's shareholders approved the 1993 Stock Option Plan (the 1993 Plan and together with the 1989 Plan, the Plans), under which 2,000,000 shares of Egghead's Common Stock were reserved for issuance. The 1993 Plan replaced the 1986 Combined Incentive and Non-Qualified Stock Option Plan (the 1986 Combined Plan) under which 2,000,000 shares were originally reserved for issuance. The number of shares reserved for issuance under the 1993 Plan was increased by the shares reserved for issuance under the 1986 Combined Plan that were not subject to outstanding stock options. Shares presently subject to outstanding stock options under the 1986 Combined Plan, which subsequently are canceled or will expire, will increase the number of shares reserved for issuance under the 1993 Plan. No additional stock options will be granted under the 1986 Combined Plan. Options granted under the 1993 Plan vest annually over three years and terminate after 10 years, unless otherwise noted.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 4  STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

    Egghead accounts for these plans under the intrinsic value-based method of accounting, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), Egghead's net income and earnings per share (EPS) would have been reduced to the following pro forma amounts:

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

    Options granted, exercised, and canceled under the Plans are summarized as follows:

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

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 4  STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

    THE NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
    In September 1993, Egghead's shareholders approved the Non-employee Director Stock Option Plan, and in August 1995, Egghead's shareholders approved amendments thereto (as amended, the Director Plan) under which 450,000 shares of Egghead's Common Stock were reserved for issuance. Options granted under the Director Plan vest annually over three years and terminate after 10 years. As of March 29, 1997, 162,500 shares were available for grant and 287,500 shares were subject to outstanding options, which have been granted at prices ranging from $5.88 to $13.75 per share. As of March 29, 1997, options for 130,000 shares were vested.

    THE EXECUTIVE PLAN
    In February 1989, the Board of Directors approved four-year employment agreements and stock option agreements for three executive officers who are no longer with Egghead, whereby the officers' compensation was based on equity incentives. Each drew an annual salary of $1 per year during his term of employment. Options to acquire up to 1,700,000 shares of Common Stock are authorized under the Executive Plan. As of March 29, 1997, 325,000 options approved under the Executive Plan were never granted and 1,096,324 were subject to outstanding options, which have been granted to such executive officers of Egghead at prices ranging from $10.38 to $20.00 per share. All outstanding options are vested and expire in February 1999. As of March 29, 1997, 278,676 of the options had been exercised at $10.38 per share. The Executive Plan is no longer active and no further options will be granted under the Executive Plan, which will terminate on February 22, 1999.


NOTE 5  401(k) PLAN

    Egghead has a 401(k) retirement plan for the benefit of its employees. After six months of full-time employment (more than 1,000 hours), an employee is eligible to participate in the plan. Employee contributions are matched by Egghead at 50% of the employee's contribution up to 4% of their compensation. Egghead contributions are fully vested upon the completion of two years of service. Egghead contributions were approximately $446,000, $228,000 and $466,000 in fiscal 1995, 1996 and 1997, respectively. Subsequent to March 29, 1997, Egghead discontinued the guaranteed matching of employee contributions. Egghead may, however, make voluntary contributions in the future.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)


NOTE 6  COMMITMENTS AND CONTINGENCIES

    SIGNIFICANT SUPPLIERS
    In fiscal 1996 and 1997, three supplier/distributors in the aggregate accounted for approximately 40% and 33%, respectively, of Egghead's purchases. The loss of these suppliers could have a material adverse effect on Egghead's operating results and financial condition.

    LEASES
    Egghead leases retail stores and a distribution facility under operating leases with remaining lives on most leases ranging from one to five years. Some leases contain renewal options of one to five years which Egghead may exercise at the end of the initial lease term. The leases generally require Egghead to pay taxes, insurance and certain common area maintenance costs.

    Aggregate rental expense, including common area maintenance charges, for all operating leases for fiscal 1995, 1996 and 1997 was approximately $16.8 million, $16.0 million and $15.4 million, respectively. As of March 29, 1997, future minimum rental payments under noncancelable operating leases for continuing retail stores and the distribution facility, and equipment consisted of the following (in thousands):

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
                                       -------
                                       -------

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 7  THEFT INSURANCE RECOVERY

    Theft insurance recovery of $1.65 million included in other income, net, in fiscal 1995 represents settlement of an insurance claim, net of expenses, for inventory stolen from numerous retail stores during fiscal 1991, 1992 and 1993 by members of a multi-state shoplifting ring.


NOTE 8  JOINT VENTURE

    Effective November 22, 1996, Egghead invested $250,000 for a 50% interest in a limited liability company joint venture (the JV). The other principal shareholder of the JV is Surplus Software, Inc. (Surplus Direct). The JV operates a retail outlet for surplus computer hardware, software and related accessories and services. As of March 29, 1997, Egghead had loaned the JV $4.0 million at a variable rate of 1/2% above the prime interest rate as published by Seattle-First National Bank (8.5% at March 29, 1997).

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

NOTE 9  RESTRUCTURING AND REORGANIZATION

    In the fourth quarter of fiscal 1997, Egghead recorded a $24.0 million restructuring and impairment charge to reorganize its operations as announced on January 31, 1997. This plan involves among other things, closing 70 of the 156 Egghead stores, which reduced the number of geographic locations in which Egghead operated stores from 54 to 26, a significant reduction in its headquarters staff and the closure of its Lancaster, Pennsylvania distribution center. This charge includes
    $6.5 million of gross margin expense, $5.8 million in settlement of store and warehouse leases, $3.3 million of store closing costs and related fixed asset dispositions, $1.3 million in disposition and impairment of real estate, and $7.1 million of severance payments, other fixed asset dispositions, professional fees and other expenses associated with the restructuring plan. Egghead anticipates that the sale of real estate, the closure of all activities and stores and the settlement of all leases and claims related to the restructuring will be completed by the end of fiscal 1998.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 10  DISCONTINUED OPERATIONS

    Effective May 13, 1996, Egghead sold its CGE division to SSI, a Texas corporation, for $45.0 million in cash pursuant to the terms of an asset purchase agreement entered into on March 23, 1996. The asset purchase agreement required Egghead to provide SSI with certain support services for a period not to exceed 120 days on Egghead's behalf, SSI's collection of Egghead's CGE-related accounts receivable for a period not to exceed 150 days and a lease to SSI for a period of three years of a portion of Egghead's Spokane facility.

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

    The net assets and liabilities relating to discontinued operations have been segregated on the consolidated balance sheet from their historic classifications to separately identify them as being related to the discontinued operations. Liabilities related to the disposition of the CGE division at March 29, 1997 consisted of liabilities relating to CGE activities and additional reserves deemed necessary to complete the disposition of remaining CGE assets, including the settlement of remaining claims. The balance at March 30, 1996 consisted of liabilities to be assumed by SSI upon completion of the sale.

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

NOTE 11  SUBSEQUENT EVENTS

    On May 1, 1997, Egghead announced a definitive agreement to acquire closely held Surplus Direct for up to 5,600,000 newly issued shares of Egghead Common Stock in a transaction valued at $31.5 million based on Egghead's share price as of April 30, 1997. The transaction includes repayment of $5.6 million of Surplus Direct debt. Surplus Direct, engaged in the direct marketing of previous version computer hardware and software, had sales for the nine months ended February 28, 1997 of approximately
    $35 million. The transaction is subject to shareholder approval and customary closing conditions, including normal governmental approval, and is expected to be completed in August 1997.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (CONTINUED)

NOTE 11  SUBSEQUENT EVENTS (CONTINUED)

    In connection with the signing of the agreement, Egghead and Surplus Direct entered into a Bridge Loan Agreement, dated April 30, 1997, pursuant to which Egghead loaned Surplus Direct $2.0 million to finance its working capital needs pending completion of the merger (the Bridge Loan). The Bridge Loan bears interest at the prime rate (as quoted by Seattle-First National Bank) plus 5.0% per annum and is due on December 31, 1997 in the event that the merger does not occur. The Bridge Loan is subordinated to up to $4.5 million of senior indebtedness (the Bank Debt) of Surplus Direct under a credit facility with its principal bank (the Bank) and ranks pari passu with $2.0 million of Surplus Direct debt under a subordinated note (the SV Capital Note) payable to SV Capital Partners, L.P., which is a substantial shareholder of Surplus Direct (SV Capital Partners). The Bridge Loan and the SV Capital Note are secured by a second lien (behind the Bank Debt) on the principal assets of Surplus Direct. Egghead has agreed to repay the Bank Debt and the SV Capital Note at the closing of the Merger and the Bank and SV Capital Partners have agreed not to accelerate their loans prior to the closing of the transaction, except under specified circumstances.

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