Form 10-Q
period 1997-06-28
EGGHEAD INC /WA/
filed 1997-08-08
CIK 832320

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period from     March 30, 1997  to June 28, 1997
                                  ---------------------------------------------

                                          or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    -----------------------

                           Commission File Number  0-16930


                                    EGGHEAD, INC.
                                    -------------
                (Exact name of registrant as specified in its charter)

            WASHINGTON                                     91-1296187
            ----------                                     ----------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification Number)

         EAST 22705 MISSION
      LIBERTY LAKE, WASHINGTON                               99019
      ------------------------                               -----
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
                                  YES  X   NO
                                     -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                      Outstanding at
         Class                                        July 25, 1997
         -----                                        --------------
    Common Stock                                        17,614,342
    $.01 par value                                        shares

                            PART 1. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGGHEAD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


ASSETS
                                                                           June 28,       March 29,
                                                                             1997           1997
                                                                          ----------     ----------
Current assets:
  Cash and cash equivalents                                                  $74,176        $83,473
  Accounts receivable, net of allowance for
    doubtful accounts of $4,680 and $5,319, respectively                      14,503         13,917
  Receivable from Joint Venture                                                4,000          4,000
  Merchandise inventories, net                                                42,894         49,087
  Prepaid expenses and other current assets                                    3,703          4,116
  Property held for sale                                                       7,574          7,692
                                                                          ----------     ----------
     Total current assets                                                    146,850        162,285
                                                                          ----------     ----------

Property and equipment, net                                                   11,524         12,018
Other assets                                                                     692          1,217
                                                                          ----------     ----------
                                                                          $  159,066     $  175,520
                                                                          ----------     ----------
                                                                          ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $   36,479     $   43,027
  Accrued liabilities                                                         10,738         12,996
  Liabilities related to disposition of CGE division                           6,219          7,754
  Reserves and liabilities related to restructuring                            8,953         11,258
                                                                          ----------     ----------
    Total current liabilities                                                 62,389         75,035
                                                                          ----------     ----------

Other long-term liabilities                                                      288            438
                                                                          ----------     ----------
    Total liabilities                                                         62,677         75,473
                                                                          ----------     ----------

Commitments and contingencies                                                      -              -

Shareholders' equity :
  Common stock, $.01 par value:
    50,000,000 shares authorized; 17,591,052 and
    17,591,087 shares issued and outstanding, respectively                       176            176
  Additional paid-in capital                                                 124,457        124,457
  Retained earnings (deficit)                                                (28,244)       (24,586)
                                                                          ----------     ----------
     Total shareholders' equity                                               96,389        100,047
                                                                          ----------     ----------
                                                                          $  159,066     $  175,520
                                                                          ----------     ----------
                                                                          ----------     ----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 13 Weeks Ended
                                                                          -------------------------
                                                                                   (UNAUDITED)
                                                                            June 28,       June 29,
                                                                              1997           1996
                                                                          ----------     ----------
Net sales                                                                 $   56,160     $   78,646
Cost of sales, including certain buying, occupancy
  and distribution costs                                                      50,385         72,036
                                                                          ----------     ----------

Gross margin                                                                   5,775          6,610
Selling, general and administrative expense                                    9,482         17,934
Depreciation and amortization expense, net of
  amounts included in cost of sales                                              957          1,747
                                                                          ----------     ----------

Operating loss                                                                (4,664)       (13,071)
Other income, net                                                              1,006            655
                                                                          ----------     ----------
Loss from continuing operations before
  income taxes, effects of discontinued
  operations and cumulative effect of change
  in accounting principle                                                     (3,658)       (12,416)

Income tax benefit                                                                 -          4,842
                                                                          ----------     ----------
Net loss from continuing operations before
  effects of discontinued operations and
  cumulative effect of change in accounting
  principle                                                                   (3,658)        (7,574)
                                                                          ----------     ----------
Discontinued operations:
  Income (loss) from discontinued
    operations, net of tax                                                         -        (14,548)
  Gain on disposal of discontinued operations,
    net of tax                                                                     -         22,286
                                                                          ----------     ----------

Income from discontinued operations                                                -          7,738
                                                                          ----------     ----------
Net income before cumulative effect of change
  in accounting principle                                                     (3,658)           164
Cumulative effect of change in accounting principle,
  net of tax                                                                       -           (711)
                                                                          ----------     ----------
Net income (loss)                                                         $   (3,658)    $     (547)
                                                                          ----------     ----------
                                                                          ----------     ----------

Earnings (loss) per share:
  Continuing operations                                                   $    (0.21)    $    (0.43)
  Discontinued operations:
    Income (loss) from discontinued operations                                     -          (0.83)
    Gain on disposal of discontinued operations                                    -           1.27
  Change in accounting principle                                                   -          (0.04)
                                                                          ----------     ----------
Earnings (loss) per share                                                 $    (0.21)    $    (0.03)
                                                                          ----------     ----------
                                                                          ----------     ----------

  Weighted average common shares outstanding                                  17,591         17,555
                                                                          ----------     ----------
                                                                          ----------     ----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)



                                       Common Stock         Additional
                                       ------------           Paid-in       Retained
                                  Shares         Amount       Capital       Earnings        Total
                                  ---------------------     ----------      --------       --------
Balance, March 29, 1997          17,591         $  176       $124,457       $(24,586)      $100,047

  Net loss                                                                    (3,658)        (3,658)
                                 ------         ------       --------       --------       --------
Balance, June 28, 1997           17,591         $  176       $124,457       $(28,244)      $ 96,389
                                 ------         ------       --------       --------       --------
                                 ------         ------       --------       --------       --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(DOLLARS IN THOUSANDS)

                                                                                 13 Weeks Ended
                                                                           -------------------------
                                                                                   (UNAUDITED)
                                                                            June 28,       June 29,
                                                                              1997           1996
                                                                           ----------     ----------
Cash flows from operating activities:
  Net loss                                                                $   (3,658)    $     (547)
                                                                          ----------     ----------
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
     Depreciation and amortization                                             1,254          2,181
     Deferred rent                                                              (150)           (28)
     Deferred income taxes                                                         -           (753)
     Cumulative effect of change in accounting principle                           -          1,163
     (Gain) loss on disposition of assets                                         (2)         2,686
     (Gain) on sale of CGE, before taxes                                           -        (36,535)
  Changes in assets and liabilities:
     Accounts receivable, net                                                   (586)        (5,941)
     Merchandise inventories                                                   6,193          1,364
     Prepaid expenses and other current assets                                   413           (290)
     Other assets                                                                525             (7)
     Accounts payable                                                         (6,548)       (21,161)
     Accrued liabilities                                                      (2,258)       (10,248)
     Income taxes payable                                                          -              -
     Liabilities related to disposition of CGE division                       (1,425)        70,474
     Reserves and liabilities related to restructuring                        (2,562)             -
                                                                          ----------     ----------
        Total adjustments                                                     (5,271)         2,905
                                                                          ----------     ----------

        Net cash (used) provided by operating activities                      (8,804)         2,358
                                                                          ----------     ----------

Cash flows from investing activities:
  Additions to property and equipment                                           (370)        (2,058)
  Proceeds from sale of equipment                                                  2             16
  Proceeds from sale of CGE                                                        -         45,000
                                                                          ----------     ----------

     Net cash (used) provided by investing activities                           (368)        42,958
                                                                          ----------     ----------

Cash flows from financing activities:
  Payments on capital lease obligations                                         (125)           (91)
  Proceeds from stock issuances                                                    -            123
                                                                          ----------     ----------

     Net cash (used) provided by financing activities                           (125)            32
                                                                          ----------     ----------
Effect of exchange rates on cash                                                   -              -
                                                                          ----------     ----------

Net increase (decrease) in cash                                               (9,297)        45,348
Cash and cash equivalents at beginning of period                              83,473         49,590
                                                                          ----------     ----------

Cash and cash equivalents at end of period                                $   74,176     $   94,938
                                                                          ----------     ----------
                                                                          ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
  Interest                                                                $        -     $       13
  Income taxes                                                            $        -     $       67



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended March 29, 1997, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 weeks ended June 28, 1997, are not necessarily indicative of the results that may be expected for the full year.

    The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.

NOTE 2 EARNINGS (LOSS) PER SHARE

    Net earnings, (loss) per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. Common equivalent shares had no effect on the computation of the loss per share amount for the 13 week periods ended June 28, 1997, and June 29, 1996, because it was anti-dilutive.

NOTE 3 DISCONTINUED OPERATIONS

    Effective May 13, 1996, the Company sold its CGE division to Software Spectrum, Inc. (SSI), a Texas Corporation for $45 million in cash pursuant to the terms of an asset purchase agreement entered into on March 23, 1996. The asset purchase agreement required Egghead to provide SSI with certain support services for a period not to exceed 120 days on Egghead's behalf, SSI's collection of Egghead's CGE related accounts receivable for a period not to exceed 150 days and a lease to SSI for a minimum period of three years of a portion of Egghead's Liberty Lake corporate facility.

    Gain on disposition of the discontinued operation was $36.5 million ($22.3 million after tax). The sale price for the CGE division was $45 million, which did not include the accounts receivable, which were collected during fiscal 1997. The reported gain is net of fixed assets and lease write-offs of $1.2 million, transaction, legal and accounting fees of $2.0 million, transition period employment costs of $1.8 million and costs related to the fulfillment of post-sale obligations as noted above.

    The net liabilities relating to discontinued operations have been segregated on the consolidated balance sheet from their historic classifications to separately identify them as being related to the discontinued operations. Liabilities related to the disposition of the CGE division at June 28, 1997 and March 29, 1997 related to CGE activities and additional reserves deemed necessary to complete the disposition of remaining CGE assets, including the settlement of any remaining claims.

    Information related to the effects of the discontinued operation on the consolidated statements of income are reflected in the income statement as income(loss) from discontinued operations. Discontinued operations for the quarter ended June 29, 1996, resulted in a loss, net of tax, of $14.5 million. This loss includes accounts receivable and inventory write-offs, equipment lease buyouts and write-offs, warehouse closing costs, severance, operating costs and other expenses.

NOTE 4 INCOME TAXES

    Egghead determines its income tax accounts in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

    Given is recent losses, Egghead determined that its deferred tax assets no longer meet the realization criteria of SFAS No. 109. Under SFAS 109, the realization of the deferred tax assets depends on generating future taxable income. Until Egghead has determined that all of its existing net operation losses, which expire 15 years after origination, are realizable, it will not record a tax charge or benefit for future operating results.

NOTE 5 LEASES

    The Company leases retail stores and a distribution facility under operating leases with remaining lives on most leases ranging from one to five years. As of June 28, 1997 the future minimum rental payments under these noncancelable operating leases for continuing retail stores, the distribution facility and equipment were as follows (in thousands):

              Fiscal Year         Operating
              -----------         ---------

              1998                $   4,679
              1999                    4,142
              2000                    2,384
              2001                    1,537
              2002                      502
              Thereafter              1,280
                                  ---------
    Total minimum payments        $  14,524
                                  ---------
                                  ---------

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard required that long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets. Egghead adopted this standard at the beginning of the first quarter of fiscal 1997. The cumulative effect of the change in accounting principle, which was recognized in the first quarter of fiscal 1997, was a charge of $0.7 million, after tax, or $0.04 per share,. This charge represents the writedown of Egghead's property held for sale in Kalispell, Montana and the related goodwill. In connection with its adoption of SFAS No. 121, Egghead also recorded a pretax charge of approximately $0.1 million related to retail assets, the carrying amounts of which were not likely to be recovered through future cash flows.

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS 128 will be adopted by Egghead in the third quarter of fiscal 1998. Management does not believe the adoption of this new standard would have a material effect on earnings (loss) per share as currently reported.

NOTE 7 STOCK OPTION REPRICING

    On April 4, 1997, the Compensation Committee of the Egghead Board approved a plan pursuant to which employees other than executive officers were offered an opportunity to exchange options having per share exercise prices in excess of the then current fair market value per share of Egghead common stock for new options having an exercise price of $4.375 per share of Egghead stock. The Compensation Committee approved a similar option repricing for certain executive officers on April 23, 1997. Recipients of the repriced replacement options received credit for vesting under the original options, but cannot exercise the new options for a one-year period following the date of grant of the new options. The total number of options repriced under the option repricing described above was 465,014.

EGGHEAD, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 8 JOINT VENTURE

    Effective November 22, 1996, Egghead invested $250,000 for a 50% interest in a limited liability company joint venture (the JV). The other principal member of the JV is Surplus Software, Inc. (dba Surplus Direct) ("Surplus Direct"). The JV operates a retail outlet for surplus computer hardware, software and related accessories and services. As of June 28, 1997, Egghead had loaned the JV $4.0 million at a variable rate of 1/2% above the prime interest rate as published by Seattle First National Bank.

    Egghead accounts for this investment under the equity method and any income or loss is reflected in other income. Sales to the JV are transacted based on current market prices and are typically at or below the original cost to Egghead. Egghead records any markdowns on merchandise sold to the JV as a component of cost of sales.

NOTE 9 ACQUISITION

    On May 1, 1997, Egghead announced a definitive agreement to acquire closely held Surplus Direct for up to 5.6 million newly issued shares of Egghead Common Stock in a transaction valued at $31.5 million based on Egghead's share price as of April 30, 1997 (herein after referred to as "transaction" or "merger"). The transaction includes repayment of approximately $5.6 million of Surplus Direct debt. Surplus Direct is engaged in the direct marketing of previous version computer hardware and software and had sales for the year ended March 31, 1997 of approximately $49 million. The transaction is subject to shareholder approval and customary closing conditions and is expected to be completed in August 1997.

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

RESULTS OF OPERATIONS

OVERVIEW

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

Egghead's profitability over its early operating history was mixed; however, over its last five fiscal years, Egghead has reported increasing losses from continuing operations. Egghead's losses over the last five fiscal years are attributable primarily to an increased number of competitors selling PC products through a greater variety of channels, severe price competition among PC product resellers, a trend toward lower margins on computer and related software products, Egghead's relatively high headquarters expenses and other factors. Egghead has taken a number of steps intended to reduce or eliminate Egghead's losses and to achieve break-even operating results on a cash-flow basis for fiscal 1998. These steps include divesting a non-retail business segment, focusing its retail operations in certain geographic markets, closing unprofitable stores, upgrading existing stores, experimenting with new store formats, developing electronic commerce tools through its ELEKOM subsidiary and implementing a new Internet commerce site.

For example, in May 1996, Egghead sold its Corporare, Government and Education ("CGE") division to generate cash and to allow management to focus on retail operations. The sale resulted in a net gain of $22.3 million, offset by a related net loss from the CGE operations of $12.3 million. During the fourth quarter of fiscal 1997, Egghead substantially restructured and reorganized its operations by (i) closing 70 of its worst performing retail stores,
(ii) substantially reducing its headquarters personnel, (iii) closing its Lancaster, Pennsylvania distribution center, and (iv) offering for sale certain real estate assets, including its administrative headquarters building located in Liberty Lake, Washington. Egghead intends to close an additional seven poorly performing retail stores as part of the restructuring and reorganization. The restructuring and reorganization concentrated Egghead's retail stores into 26 geographic markets and is expected to reduce headquarters and distribution expenses for continuing operations to approximately $19.0 million on an annualized basis from $34.0 million in fiscal 1997. Since fiscal 1996, Egghead has also opened or remodeled eight 5,000 square foot stores, which are approximately twice the size of its traditional stores, and increased its hardware product offerings in these stores in an effort to improve sales. Egghead currently operates 25 of these larger format stores. In November 1996, Egghead opened one Egghead Computer Surplus store, operated as a joint venture with Surplus Software, Inc. (dba Surplus Direct) ("Surplus Direct"), to participate in a new retail channel for surplus PC products.

These initiatives have achieved mixed results. Although the fiscal 1997 restructuring and reorganization have reduced headquarters and distribution expenses, further reductions in operating expenses may be necessary. Closure of poorly performing stores should improve retail store operating performance and inventory turn ratios for the remaining stores, but results from its new larger stores have been mixed. Egghead will continue to evaluate the performance of its larger format stores and expects that further refinement of its store format will be required. There can be no assurance that Egghead will be able to maintain the improved results it has achieved in its upgraded stores or replicate them in other stores. Egghead's Internet commerce site, which was activated in February 1996, did not generate significant amounts of revenue and there can be no assurance that this distribution method will generate significant revenue in the future. Although ELEKOM is currently testing prototypes of its products, Egghead's investment in ELEKOM has not resulted in any revenue to date, and there can be no assurance that it will generate revenues in future periods. Accordingly, it is not yet clear that Egghead has developed a business strategy that will accomplish the goal of further reducing and eliminating its losses, and there can be no assurance that it will be able to do so.

On May 1, 1997, Egghead announced a definitive agreement (the "Merger Agreement") to acquire closely held Surplus Direct for up to 5.6 million newly issued shares of Egghead Common Stock (the "Merger"). The transaction includes repayment of $5.6 million of Surplus Direct debt. Surplus Direct, a reseller of previous version computer hardware and software, had sales for the year ended May 31, 1997 of approximately $49 million. Surplus Direct has a relatively limited operating history, and, although it reported break-even to profitable results for the three fiscal years ended May 31, 1996, 1995 and 1994, it reported a $2.3 million loss for the year ended May 31, 1997. Egghead believes that the Merger will create synergies through the combination of Surplus Direct's hardware purchasing expertise, access to the surplus PC products channel, entrepreneurial management and Internet commerce development capabilities with Egghead's greater software product procurement expertise and seasoned retail management. Nevertheless, there can be no assurance that these benefits will be achieved. The transaction is subject to approval by Egghead's and Surplus Direct's shareholders and customary closing conditions and is expected to be completed in August 1997.

In connection with the signing of the Merger Agreement, Egghead and Surplus Direct entered into a Bridge Loan Agreement, dated April 30, 1997, pursuant to which Egghead loaned Surplus Direct $2.0 million to finance its working capital needs pending completion of the Merger (the "Bridge Loan"). The Bridge Loan bears interest at the prime rate (as quoted by Seattle-First National Bank) plus 5.0% per annum and is due on December 31, 1997 in the event that the Merger does not occur. The Bridge Loan is subordinated to up to $4.5 million of senior indebtedness (the "Bank Debt") of Surplus Direct under a credit facility with its principal bank (the "Bank") and ranks pari passu with $2.0 million of Surplus Direct debt under a subordinated note (the "SV Capital Note") payable to SV Capital Partners, L.P., which is a substantial shareholder of Surplus Direct ("SV Capital Partners"). The Bridge Loan and the SV Capital Note are secured by a second lien (behind the Bank Debt) on the principal assets of Surplus Direct. Egghead has agreed to repay the Bank Debt and the SV Capital Note at the closing of the Merger, and the Bank and SV Capital Partners have agreed not to accelerate their loans prior to the closing of the Merger, except under specified circumstances.

Egghead uses a 52/53-week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks. Information contained in this report excludes, unless otherwise stated, any data relative to the discontinued operations of the CGE division.

When used in this report and elsewhere by management, from time to time, the words "believes,: "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause actual result to differ materially from those expressed in the forward-looking statements. These factors are detailed in Egghead's Annual Report on From 10-K for the fiscal year ended march 29, 1997, and include, but are not limited to, risks associated with the fluctuations in, and the uncertainty of, future operating results, the intensely competitive nature of the business of selling PC software, hardware and related products, Egghead's dependence on certain supply sources, and Egghead's limited experience, and risks associated, with Internet commerce. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Egghead reported a total net loss for the quarter ended June 28, 1997 of $3.7 million compared to a total net loss of $0.5 million for the quarter ended June 29, 1996. On a pretax basis, the loss from continuing operations for the first quarters of fiscal 1998 and 1997 were $3.7 million and $12.4 million, respectively.

The reduction in the pretax loss from continuing operations was primarily attributable to a $6.9 million or 55% reduction in selling, general and administrative (SG&A) expenses related to retail and headquarters operations; a
1.9 percentage point improvement in gross margin; a $0.8 million reduction in depreciation and amortization and a $0.4 million increase in other income. Separately these improvements were partially offset by the absence of a tax benefit in the first quarter of fiscal 1998 as compared to a tax benefit of $4.8 million in the prior year first quarter. The after tax loss from continuing operations was $3.7 million and $7.6 million for the first quarter of fiscal 1998 and 1997, respectively. Had the company recorded comparable tax benefits for the quarters, the net loss from continuing operations after tax would have been $2.2 million for the first quarter of fiscal 1998 as compared to $7.6 million for the first quarter of fiscal 1997. Until Egghead has determined that all of its existing net operating loss carryforwards are realizable, it will not record a tax charge or benefit for future operating results. For comparative purposes, Egghead's results of operations are discussed below on a pretax basis.


CONTINUING OPERATIONS

PRETAX LOSS. Loss from continuing operations includes the results of Egghead's retail stores, 1-800EGGHEAD direct response unit, Internet commerce operations and ELEKOM as well as selling, general, and administrative expenses related to these operations. Net loss for the first quarter from continuing operations was $3.7 million compared to the net loss of $12.4 million for the same period of the previous year. The following table shows the relationship of certain items relating to continuing operations included in Egghead's Consolidated Statements of Operations expressed as a percentage of net sales:

                        PERCENTAGE OF NET SALES
                                                           First Quarter
                                                           13 Weeks Ended
                                                           --------------
                                                      June 28,       June 29,
                                                        1997           1996
                                                      --------       --------
    Net sales                                          100.0%         100.0%
    Cost of sales, including certain buying,
         occupancy, and distribution costs              89.7           91.6
                                                      ------         ------
    Gross margin                                        10.3            8.4
    Selling, general, and administrative expense        16.9           22.8
    Depreciation and amortization expense,
         net of amounts included in cost of sales        1.7            2.2
                                                      ------         ------
    Operating loss                                      (8.3)         (16.6)
    Other income                                         1.8            0.8
                                                      ------         ------
    Loss before income taxes                            (6.5)         (15.8)
                                                      ------         ------
                                                      ------         ------

NET SALES. Sales through Egghead's retail stores constitute the principal component of Egghead's net sales. Although Egghead commenced sales of PC products through the Internet in February 1996, Internet commerce sales did not represent a significant percentage of net sales during the periods presented. Net sales for the first quarter of fiscal 1998 were $56.2 million, a decrease of

29% from the $78.6 million in revenue for the same period of the previous year. This revenue reflects the previously announced closure of 70 stores in the fourth quarter of fiscal 1997 which contributed to a reduction in the average number of stores open during the first quarter of fiscal 1998 to 86 as compared to 162 during the first quarter of fiscal 1997. Comparable store sales for the first quarter of fiscal 1998 increased 1.3% from the same period last year. Comparable store sales measure sales for stores that were open in both periods being evaluated.

GROSS MARGIN.   Gross Margin (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) was $5.8 million or, as a percentage of net sales, 10.3% for the first quarter of fiscal 1998, compared to $6.6 million or 8.4% of net sales for the first quarter of fiscal 1997. The $0.8 million gross margin decrease was primarily due to a decline in initial margin of $4.6 million partially offset by a decrease in retail occupancy expense of $1.7 million, a decrease in distribution expense of $0.8 million, reduction in shrink of $0.8 million and vendor recoveries of $0.5 million.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. SG&A as a percentage of net sales was 16.9% in the quarter ended June 28, 1997, compared to 22.8% for the quarter ended June 29, 1996. SG&A, was $9.4 million, a decrease of $8.5 million from $17.9 million for the same period of the previous fiscal year. The improvement is primarily attributable to reductions of $3.8 million in retail operating costs, $2.6 million in headquarters costs and $0.5 million in advertising expense, partially offset by an increase of $0.6 million in development costs incurred by ELEKOM. In addition, SG&A costs for the prior year first quarter included $2.2 million of one time expenses primarily related to the headquarter relocation from Issaquah, Washington to Liberty Lake, Washington.

DEPRECIATION AND AMORTIZATION EXPENSE, NET OF AMOUNTS INCLUDED IN COST OF SALES. Depreciation and amortization was $1.0 million or 1.7% of net sales in the first quarter of fiscal 1998, compared to $1.7 million or 2.2% of net sales for the prior year comparable period The decrease in depreciation and amortization expense is primarily attributable to the reduction in the average number of stores open during the quarter. Assuming consummation of the Merge, depreciation and amortization expense will increase in subsequent periods as a result of the amortization of goodwill resulting from the Merger.

DISCONTINUED OPERATIONS

All results for the operations of the CGE division are reported as a discontinued operation. Certain general, administrative and distribution areas have traditionally supported all of Egghead's business lines. The expenses included in the results of the discontinued operations reflect only those activities directly related to only the CGE division.

GAIN ON THE DISPOSITION OF THE DISCONTINUED OPERATION during the first quarter of fiscal 1997, was $36.5 million ($22.3 million after tax). The sales price for the CGE division was $45.0 million in cash, which did not include the accounts receivable, which were collected during fiscal 1997. The reported gain is net of fixed assets and lease write-offs of $1.2 million, transaction, legal, and accounting fees of $2.0 million, transition period employment costs of $1.8 million and costs of $3.4 million related to the fulfillment of post-sale obligations.

LOSS FROM THE DISCONTINUED OPERATION was $23.8 million ($14.5 million after tax) for the first quarter of fiscal 1997. The major components of the loss were inventory write-offs of $6.9 million, accounts receivable write-offs of $5.1 million, fixed asset dispositions and equipment lease buyouts of $3.2 million, warehouse closing costs of $1.9 million and operating losses, severance and other costs of $6.7 million.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE was a charge of $0.7 million, after tax or $0.04 per share for the first quarter of fiscal 1997. This charge represents the adoption of SFAS 121 and the related writedown of Egghead's property held for sale in Kalispell, Montana property and the related goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $9.3 million from $83.5 million at March 29, 1997, to $74.2 million at June 28, 1997. The decrease in the cash balance was primarily due to the decrease in accrued liabilities, liabilities related to the disposal of CGE division and reserves and liabilities related to restructuring.

Merchandise inventories, net, decreased $6.2 million from March 29, 1997, reflecting the fourth quarter fiscal 1997 closure of 70 stores. In connection with the decline in inventory, accounts payable decreased $6.5 million.

                               Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    Linda Fayne Levinson and Steven E. Lebow resigned from the Board of Directors of the Company, effective June 30, 1997 and July 12, 1997, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    10.1 Executive Employment Agreement among Egghead, Inc., DJ&J Software Corporation and George P. Orban.

    27   Financial Data Schedule.

b.  Reports on Form 8-K

    A Form 8-K was filed by the Company on May 5, 1997 to report, under Item 5 of Form 8-K, a definitive agreement to acquire closely held Surplus Software, Inc. for up to 5.6 million newly issued shares of Egghead Common Stock. The transaction is subject to approval by Egghead's and Surplus Software, Inc.'s shareholders and customary closing conditions and is expected to be completed in August 1997.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Liberty Lake, State of Washington, on August 8, 1997.

                                       EGGHEAD, INC.

                                       By /s/George P. Orban
                                          -------------------------------------
                                            George P. Orban
                                            Chief Executive Officer, Chairman
                                            of the Board

                                          /s/Brian W. Bender
                                          -------------------------------------
                                            Brian W. Bender
                                            Chief Accounting Officer, Chief
                                            Financial Officer