Form 10-Q
period 1997-09-27
EGGHEAD INC /WA/
filed 1997-11-10
CIK 832320

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period from   June 29, 1997  to September 27, 1997
                                ------------------------------------

                                      or


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    --------------



                        Commission File Number  0-16930


                                 EGGHEAD, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)


          Washington                          91-1296187
          ----------                          ----------
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)        Identification Number)


           East 22705 Mission
        Liberty Lake, Washington                99019
        ------------------------                -----
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
                                YES   x   NO
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


                                      Outstanding at
          Class                      October 25, 1997
          -----                      ----------------

      Common Stock                     23,001,671
      $.01 par value                    shares

ITEM 1.  Financial Statements and Supplementary Data

EGGHEAD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


ASSETS
                                                       September 27,   March 29,
                                                           1997          1997
                                                       -------------   ---------
Current assets:
  Cash and cash equivalents                             $  54,131      $  83,473
  Accounts receivable, net of allowance for
    doubtful accounts of $4,438 and $4,680,
    respectively                                           10,532         13,917
  Receivable from Joint Venture                                 -          4,000
  Merchandise inventories, net                             63,268         49,087
  Prepaid expenses and other current assets                 3,768          4,116
  Property held for sale                                    7,852          7,692
                                                        ---------       --------
    Total current assets                                  139,551        162,285
                                                        ---------       --------

Property and equipment, net                                12,922         12,018
Goodwill, net                                              34,153              -
Other assets                                                  430          1,217
                                                        ---------       --------
                                                         $187,056       $175,520
                                                        ---------       --------
                                                        ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  36,991      $  43,027
  Accrued liabilities                                      11,805         12,996
  Liabilities related to disposition of CGE division        5,860          7,754
  Reserves and liabilities related to restructuring         7,870         11,258
                                                        ---------       --------
    Total current liabilities                              65,526         75,035
                                                        ---------       --------
Other long-term liabilities                                   243            438
                                                        ---------       --------
  Total liabilities                                        67,479         75,473
                                                        ---------       --------

Commitments and contingencies                                   -              -

Shareholders' equity :
  Common stock, $.01 par value:
    50,000,000 shares authorized; 22,953,851 and
    17,591,052 shares issued and outstanding,
    respectively                                              230         176
  Additional paid-in capital                              157,206     124,457
  Retained earnings (deficit)                             (33,149)    (24,586)
                                                        ---------    --------
    Total shareholders' equity                            124,287     100,047
                                                        ---------    --------
                                                         $187,056    $175,520
                                                        ---------    --------
                                                        ---------    --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           13 WEEKS ENDED                  26 WEEKS ENDED
                                                       ------------------------      ------------------------
                                                             (UNAUDITED)                      (UNAUDITED)

                                                       September      September      September      September
                                                           27,            28,            27,            28,
                                                          1997           1996           1997           1996
                                                       ---------      ---------      ---------      ----------
Net sales:
  Egghead Computer                                       $54,967        $79,971       $111,128       $158,617
  Surplus Direct                                           8,323              -          8,323              -
                                                       ---------      ---------      ---------      ----------
Net sales                                                 63,290         79,971        119,451        158,617
Cost of sales, including certain buying,
     occupancy, and distribution costs                    55,875         71,786        106,261        143,822
                                                       ---------      ---------      ---------      ----------
Gross margin                                               7,415          8,185         13,190         14,795
Selling, general, and
     administrative expense                               12,020         15,015         21,502         32,949
Depreciation and amortization expense, net
     of amounts included in cost of sales                  1,022          1,766          1,979          3,513
                                                       ---------      ---------      ---------      ----------
Operating loss                                            (5,627)        (8,596)       (10,291)       (21,667)
Other income (expense)                                       722            960          1,728          1,615
                                                       ---------      ---------      ---------      ----------
Loss from continuing operations before income taxes,
     effects of discontinued operations and cumulative
     effect of change in accounting principle             (4,905)        (7,636)        (8,563)       (20,052)
                                                       ---------      ---------      ---------      ----------
Income tax benefit                                             -          2,978              -          7,820
                                                       ---------      ---------      ---------      ----------
Net loss from continuing operations before effects
     of discontinued operations and cumulative
     effect of change in accounting principle             (4,905)        (4,658)        (8,563)       (12,232)
                                                       ---------      ---------      ---------      ----------
Discontinued operations:
  Income (loss) from discontinued
     operations, net of tax                                    -              -              -        (14,548)
  Gain on disposal of discontinued
     operations, net of tax                                    -              -              -         22,286
                                                       ---------      ---------      ---------      ----------
Income (loss) from discontinued operations                     -              -              -          7,738
                                                       ---------      ---------      ---------      ----------
Net loss before cumulative effect of
     change in account principles                         (4,905)        (4,658)        (8,563)        (4,494)
Cumulative effect of change in
     account principles net of tax                             -                                         (711)
                                                       ---------      ---------      ---------      ----------
Net loss                                                 $(4.905)       $(4,658)       $(8,563)       $(5,205)
                                                       ---------      ---------      ---------      ----------
                                                       ---------      ---------      ---------      ----------
Loss per share:
     Continuing operations                                $(0.24)        $(0.25)        $(0.45)        $(0.70)
     Discontinued operations:
     Loss from discontinued
     operations                                                -              -              -          (0.83)
     Gain on disposal of discontinued
     operations                                                -              -              -           1.27
     Change in accounting principle                            -              -              -          (0.04)
                                                       ---------      ---------      ---------      ----------
Loss per share                                            $(0.24)        $(0.27)        $(0.45)      $  (0.30)
                                                       ---------      ---------      ---------      ----------
                                                       ---------      ---------      ---------      ----------
Weighted average common shares and common
     equivalent shares outstanding                        20,127         17,567         18,859         17,561
                                                       ---------      ---------      ---------      ----------
                                                       ---------      ---------      ---------      ----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

                                                               Common Stock          Additional
                                                               ------------            Paid-in         Retained
                                                           Shares         Amount       Capital          Earnings    Total
                                                           ---------------------     ----------        ---------    -----
Balance, March 29, 1997                                    17,591         $  176     $  124,457     $  (24,586)    $100,047

Stock issued for cash, pursuant
     to employee stock purchase
     plan                                                      23              -             78                          78
Stock issued for cash, pursuant
     to stock option plan                                      29              1            149                         150
Stock issued for acquisition of
     Surplus Software, Inc.                                 5,311             53         32,522                      32,575
        Net loss                                                                                        (8,563)      (8,563)
                                                           ------         ------     -----------    -----------    ---------
Balance, September 27, 1997                                22,954         $  230     $  157,206     $  (33,149)    $124,287
                                                           ------         ------     -----------    -----------    ---------
                                                           ------         ------     -----------    -----------    ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                      26 Weeks Ended
                                                                  ------------------------
                                                                        (UNAUDITED)
                                                                 September 27, September 28,
                                                                     1997          1996
                                                                   -------        -------
Cash flows from operating activities:
   Net loss                                                      $  (8,563)     $  (5,205)
                                                                 ----------     ----------
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
          Depreciation and amortization                              2,276          4,300
          Deferred rent                                               (195)          (194)
          Deferred income taxes                                          -           (753)
          Cumulative effect of change in accounting principle            -          1,163
           (Gain) loss on disposition of assets                         (1)         2,730
           (Gain) on sale of CGE, before taxes                           -        (36,535)
          Reserves recorded in connection with CGE disposal         (1,788)         8,465
   Changes in assets and liabilities:
          Accounts receivable, net                                   7,385          6,545
          Merchandise inventories                                  (18,891)       (14,520)
          Prepaid expenses and other current assets                   (151)        (3,674)
          Other assets                                                (727)            56
          Accounts payable                                             510        (36,682)
          Accrued liabilities                                        1,309         (2,581)
          Income taxes payable                                           -              -
          Discontinued Operations                                   (3,761)        67,049
                                                                 ----------     ----------
          Total adjustments                                        (14,034)        (4,631)
                                                                 ----------     ----------

            Net cash (used) provided by operating activities       (22,597)        (9,836)
                                                                 ----------     ----------

Cash flows from investing activities:
   Additions to property and equipment                                (793)        (2,845)
   Proceeds from sale of equipment                                       7             28
   Proceeds from sale of CGE                                             -         45,000
                                                                 ----------     ----------
            Net cash (used) provided by investing activities          (786)        42,183
                                                                 ----------     ----------

Cash flows from financing activities:
   Payments on capital lease obligations                              (125)          (173)
   Payments on notes payable                                        (6,000)
   Proceeds from stock issuances                                       166            191
                                                                 ----------     ----------
          Net cash (used) provided by financing activities          (5,959)            18
                                                                 ----------     ----------
Effect of exchange rates on cash                                         -            (35)
                                                                 ----------     ----------
Net increase (decrease) in cash                                    (29,342)        32,330
Cash and cash equivalents at beginning of period                    83,473         49,590
                                                                 ----------     ----------
Cash and cash equivalents at end of period                       $  54,131      $  81,920
Supplemental disclosures of cash paid:
   Interest                                                      $      24      $     22
   Income taxes                                                  $       -      $     67


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 BASIS OF PRESENTATION


     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended March 29, 1997, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 and 26 weeks ended September 27, 1997, are not necessarily indicative of the results that may be expected for the full year.


     The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.


NOTE 2 EARNINGS (LOSS) PER SHARE


     Net earnings (loss) per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares result from the assumed exercise of stock options and from the conversion of cash related to the employee stock purchase plan into common shares based upon the terms of the plan. Common equivalent shares had no effect on the computation of the loss per share amount for the 13 and 26 week periods ended September 27, 1997, and September 28, 1996, because it was anti-dilutive.


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


     The net liabilities relating to discontinued operations have been segregated on the consolidated balance sheet from their historic classifications. Liabilities related to the disposition of the CGE division at September 27, 1997 and March 29, 1997 included liabilities from CGE activities and additional reserves deemed necessary to complete the disposition of remaining CGE assets, including the settlement of any remaining claims.


     Information related to the effects of the discontinued operation on the consolidated statements of income are reflected in the income statement as income(loss) from discontinued operations. Discontinued operations for the fiscal year-to-date period ended September 28, 1996, resulted in a loss, net of tax, of $14.5 million. This loss includes accounts receivable and inventory write-offs, equipment lease buyouts and write-offs, warehouse closing costs, severance, operating costs and other expenses.

NOTE 4 INCOME TAXES


     Egghead determines its income tax accounts in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

     Given the recent losses, Egghead determined that its deferred tax assets no longer meet the realization criteria of SFAS No. 109. Under SFAS 109, the realization of the deferred tax assets depends on generating future taxable income. Until Egghead has determined that all of its existing net operation losses, which expire 15 years after origination, are realizable, it will not record a tax charge or benefit for future operating results.

NOTE 5 LEASES

     The Company leases retail stores and a distribution facility under operating leases with remaining lives on most leases ranging from one to five years. As of September 27, 1997 the future minimum rental payments under these noncancelable operating leases for continuing retail stores, the distribution facility and equipment were as follows (in thousands):


               Fiscal Year
               -----------
               1998                          $3,241
               1999                           4,484
               2000                           2,481
               2001                           1,555
               2002                             502
               Thereafter                     1,280
                                             ------
     Total minimum payments                 $13,543
                                             ------
                                             ------

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

(UNAUDITED)

NOTE 8 ACQUISITION

On August 14, 1997, the Company acquired Surplus Software, Inc. d/b/a Surplus Direct, of Hood River, Oregon, by issuing 5,310,888 shares of common stock and 289,112 options to purchase common stock of Egghead, Inc. The transaction included payment of $6.0 million of Surplus Direct debt. Surplus Direct is engaged in the direct marketing of previous version computer hardware and
software.   This acquisition was recorded under the purchase method of accounting and operating results of Surplus Direct are included in the statement of operations from the date of acquisition. An excess purchase price of approximately $34.3 million has been determined based on the fair values of assets acquired and liabilities assumed. A final allocation of purchase price to goodwill will be made during fiscal 1998 when appraisals and other studies are completed. Amortization of goodwill will be over a period not to exceed 20 years.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

GENERAL

RESULTS OF OPERATIONS

OVERVIEW


Egghead, Inc. ("Egghead") is a national reseller of personal computer ("PC") hardware, software, peripherals and accessories through 85 retail stores, two Internet catalog sites an Internet auction site and two direct response divisions (1-800EGGHEAD and 1-800SURPLUS). Egghead markets its products primarily through two subsidiaries DJ&J Software d/b/a/ Egghead Computer and Surplus Software, Inc. d/b/a/ Surplus Direct. Egghead began operations in 1984 primarily as a software reseller, but has recently expanded its product offerings to include a greater percentage of hardware, other non-software products, electronic software downloads, as well as off-price and previous version merchandise, build to order computers and liquidation items.

On August 14, 1997, Egghead acquired Oregon based Surplus Direct for 5.6 million newly issued shares of Egghead common stock (the "Merger"). The transaction included repayment of $6.0 million of Surplus Direct debt. Surplus Direct specializes in sales of previous version computer hardware and software. Egghead believes this Merger will create synergies through the combination of surplus Direct's hardware purchasing expertise, access to the surplus PC products channel, entrepreneurial management and Internet commerce development capabilities with Egghead's greater software product procurement expertise and seasoned retail management. Nevertheless, there can be no assurance that these benefits will be achieved.

Egghead's profitability over its early operating history was mixed; however, over its last five fiscal years, Egghead has reported increasing losses from continuing operations. Egghead's losses over the last five fiscal years are attributable primarily to an increased number of competitors selling PC products through a greater variety of channels, severe price competition among PC product resellers, a trend toward lower margins on computer and related software products, Egghead's relatively high headquarters expenses and other factors. Egghead has taken a number of steps intended to reduce or eliminate Egghead's losses. These steps include divesting a non-retail business segment, focusing its retail operations in certain geographic markets, closing unprofitable stores, upgrading existing stores, experimenting with new store formats and implementing new Internet commerce sites.

For example, in May 1996, Egghead sold its Corporate, Government and Education ("CGE") division to generate cash and to allow management to focus on retail operations. The sale resulted in a net gain of $22.3 million, offset by a related net loss from the CGE operations of $12.3 million. During the fourth quarter of fiscal 1997, Egghead substantially restructured and reorganized its operations by (i) closing 70 of its worst performing retail stores,
(ii) substantially reducing its headquarters personnel, (iii) closing its Lancaster, Pennsylvania distribution center, and (iv) offering for sale certain real estate assets, including its administrative headquarters building located in Liberty Lake, Washington. Egghead intends to close an additional seven poorly performing retail stores as part of the restructuring and reorganization. The restructuring and reorganization concentrated Egghead's retail stores into fewer geographic markets and is expected to reduce headquarters and distribution expenses for continuing operations. Overall, Egghead's selling, general and administrative expenses have decreased $14.4 million during the first half of fiscal 1998, offset by the addition of $1.4 million of Surplus Direct operating expenses, $1.0 million of acquisition expenses and an increase of $0.5 million in development expenses of its Elekom Corporation subsidiary. Egghead also opened the first Egghead Computer Surplus warehouse format store in Portland, Oregon in November 1996 and expanded the Spokane, Washington store to accommodate the warehouse format product mix in August 1997. The warehouse store format is approximately 12,000 square feet and carries a product mix of new and off-price computer hardware and software. These stores have demonstrated positive sales revenues with the Spokane location recording a 69% increase in sales since the expansion. The product mix in this format provides for a larger offering of hardware and computer accessories. The Portland and Spokane stores second quarter results were 86% non-software products.
Egghead plans to open at least two new warehouse stores prior to the 1997 Holiday selling season.

The Company's year-to-date pretax operating losses as of September 27, 1997 have decreased $11.5 million from the prior year comparable period. Although the fiscal 1997 restructuring and reorganization have reduced headquarters and distribution expenses, further reductions in operating expenses may be necessary. Closure of poorly performing stores should improve retail store operating performance and inventory turn ratios for the remaining stores, but results from its the warehouse store format are still new. Egghead Computer will continue to evaluate the performance of its larger format stores and expects that further refinement of its store format and locations may be required. Egghead Computer and Surplus Direct's Internet sites are relatively new and the long-term growth of this industry has not yet been proven. Accordingly, it is not yet clear that Egghead has developed a business strategy that will accomplish the goal of further reducing and eliminating its losses, and there can be no assurance that it will be able to do so.

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

RESULTS OF OPERATIONS

Egghead reported a total net loss for the quarter ended September 27, 1997 of $4.9 million compared to a total net loss of $4.7 million for the quarter ended September 28, 1996. On a pretax basis, the loss from continuing operations for the second quarters of fiscal 1998 and 1997 were $4.9 million and $7.6 million, respectively. The pretax loss from continuing operations for the six months ended September 27, 1997 and September 28, 1996 were $8.6 million and $20.1 million, respectively.

During the second quarter of fiscal 1998, the pretax loss for Egghead computer was $2.6 million compared to a pretax loss of $7.3 million last year. Elekom Corporation lost $0.8 million versus $0.3 million for the prior year comparable quarter. In addition, Egghead incurred one-time costs associated with the acquisition of Surplus Direct of $1.0 million and Surplus Direct incurred an operating loss of $0.5 million during the quarter.

Had the company recorded comparable tax benefits for the quarters, the net loss from continuing operations after tax would have been $3.0 million for the second quarter of fiscal

1998 as compared to $4.7 million for the second quarter of fiscal 1997. Until Egghead has determined that all of its existing net operating loss carryforwards are realizable. It will not record a tax charge or benefit for future operating results. For comparative purposes, Egghead's results of operations are discussed below on a pretax basis.

CONTINUING OPERATIONS

PRETAX LOSS. Loss from continuing operations includes the results of Egghead Computer's retail stores, 1-800EGGHEAD direct response unit, Internet catalog operations and ELEKOM as well as selling, general, and administrative expenses related to these operations. In addition, the fiscal 1998 second quarter results include the operations of Surplus Direct from the date of acquisition. The pretax net loss for the second quarter from continuing operations was $4.9 million compared to the net loss of $7.6 million for the same period of the previous year. The following table shows the relationship of certain items relating to continuing operations included in Egghead's Consolidated Statements of Operations expressed as a percentage of net sales:


                            PERCENTAGE OF NET SALES

                                       Second Quarter         Year to Date
                                       13 Weeks Ended        26 Weeks Ended
                                     Sept. 27,  Sept. 28,  Sept. 27,  Sept. 28,
                                        1997      1996        1997      1996
                                     --------   -------    ---------  ------
  Net sales                            100.0%    100.0%     100.0%    100.0%
  Cost of sales, including certain
    buying, occupancy, and
    distribution costs                  88.3      89.8       89.0      90.7
  Gross margin                          11.7      10.2       11.0       9.3
  Selling, general, and
    administrative expense              19.0      18.8       18.0      20.8
  Depreciation and amortization
    expense, net of amounts
    included in cost of sales            1.6       2.2        1.7       2.2
  Operating loss                        (8.9)    (10.8)      (8.7)    (13.7)
  Loss from continuing operations
    before income taxes                 (7.8)     (9.6)      (7.2)    (12.7)

NET SALES. Net sales for the second quarter of fiscal 1998 were $63.3 million, a decrease of 20.9% from the $80.0 million in revenue for the same period of the previous year. Surplus Direct contributed $8.3 million in sales for the six weeks after the acquisition date of August 14, 1997. Surplus Direct's sales increase approximately 103% over the prior year comparable period. The sales results reflect a 31% decline in Egghead computer's sales primarily due to the decrease in the average number of stores open to 86 from 162 in the second quarter of fiscal 1997. The decreases in the second quarter and year-to-date sales reflect the previously announced closure of 70 stores in the February 1997. Comparable store sales for the second quarter and six months ended September 27, 1997 decreased 5.6% and 2.2%, respectively, from the same periods last year. Comparable store sales measure sales for stores that were open in both periods being evaluated.


GROSS MARGIN.   Consolidated gross margins (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) grew from 10.2 % of sales for the second quarter of fiscal 1997 to 11.7% for the second quarter of fiscal 1998. Gross margin dollars declined to $7.4 million for the second quarter of fiscal 1998, compared to $8.2 million for the prior year comparable period. The gross margin percentage increases for the second quarter and six-months ended September 27, 1997 were primarily due to an increase in initial margin and decreases in retail occupancy costs and inventory shrinkage. These improvements were partially offset by an increase in shipping costs and a reduction in vendor rebates.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, General and administrative expenses declined to $12.0 million and $21.5 million for the three-month and six-month periods ended September 27, 1997 compared to $15.0 million and $32.9 million for the prior year periods. The improvements are primarily attributable to reductions in Egghead Computer's retail operating costs, headquarters costs and advertising expense, partially offset by the second quarter addition of Surplus Direct operating and headquarters expenses of $1.4 million, one-time acquisition costs of $1.0 million and an increase in administrative costs incurred by Elekom Corporation.

DEPRECIATION AND AMORTIZATION EXPENSE, NET OF AMOUNTS INCLUDED IN COST OF SALES. Depreciation and amortization was $1.0 million or 1.6% of net sales in the second quarter of fiscal 1998, compared to $1.8 million or 2.2% of net sales for the prior year comparable period. The decrease in depreciation and amortization expense is primarily attributable to the reduction in the average number of stores open during the quarter, partially offset by the amortization of goodwill associated with the acquisition of Surplus Direct.

DISCONTINUED OPERATIONS

All results for the operations of the CGE division are reported as a discontinued operation. Certain general, administrative and distribution areas have traditionally supported all of Egghead's business lines. The expenses included in the results of the discontinued operations reflect only those activities directly related to only the CGE division.

GAIN ON THE DISPOSITION OF THE DISCONTINUED OPERATION during the six months ended September 28, 1996, was $36.5 million ($22.3 million after tax). The sales price for the CGE division was $45.0 million in cash, which did not include the accounts receivable, which were collected during fiscal 1997. The reported gain is net of fixed assets and lease write-offs of $1.2 million, transaction, legal, and accounting fees of $2.0 million, transition period employment costs of $1.8 million and costs of $3.4 million related to the fulfillment of post-sale obligations.

LOSS FROM THE DISCONTINUED OPERATION was $23.8 million ($14.5 million after tax) for the six months ended September 28, 1996. The major components of the loss were inventory write-offs of $6.9 million, accounts receivable write-offs of $5.1 million, fixed asset dispositions and equipment lease buyouts of $3.2 million, warehouse closing costs of $1.9 million and operating losses, severance and other costs of $6.7 million.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE was a charge of $0.7 million, after tax or $0.04 per share for the six months ended September 28, 1996. This charge represents the adoption of SFAS 121 and the related writedown of Egghead's property held for sale in Kalispell, Montana property and the related goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $29.4 million from $83.5 million at March 29, 1997, to $54.1 million at September 27, 1997. The decrease in the cash balance was primarily due to the increase in inventory and the net loss.

The receivable from Joint Venture decreased with the acquisition of Surplus Direct and the dissolution of the joint venture between Egghead and Surplus Direct.

Merchandise inventory, net increased $14.2 million from March 29, 1997 due to preparation for the Holiday shopping season. This increase includes $5.4 million of primarily prepaid inventory acquired with Surplus Direct on August 14, 1997. Despite the increase in inventory, accounts payable decreased, primarily due to the acquired Surplus Direct prepaid inventory.

Reserves and liabilities related to the CGE division and the restructuring decreased $1.9 million and $3.4 million, respectively, from March 29, 1997 with the ongoing settlement of these liabilities.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Egghead, Inc.'s Annual Meeting of Shareholders was held on September 4, 1997 ("Meeting"), at which the directors below were elected to three-year terms, except for Jonathan Brodeur who was elected to a two-year term. The votes were cast as set forth below:


     Nominee                               For        Withheld
     -------                               ---        --------
     Gregory J. Boudreau                14,739,613     732,725
     Jonathan W. Brodeur                14,740,488     731,850
     George P. Orban                    14,740,434     731,904
     Eric P. Robinson                   14,743,048     729,290

     At the meeting the proposal to amend the Egghead, Inc. 1993 Stock Option Plan received the following votes:

     For                                13,934,019
     Against                             1,360,955
     Abstain                                53,180
     Broker non-votes                      124,184
     Unvoted                             2,142,004

     A Special Meeting of Shareholders of Egghead, Inc. was held on August 14, 1997 to approve issuance of common stock pursuant to an Agreement and Plan of Merger dated April 30, 1997, as amended, by and among Egghead, Inc., North Face Merger Sub, Inc., Surplus Software, Inc. and the principal shareholders of Surplus Software., and the following votes were received:

     For                                10,602,709
     Against                               760,885
     Abstain                                 2,391

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.1  Egghead, Inc. Amended 1993 Stock Option Plan (filed herewith).

     10.2 Agreement And Plan of Merger, dated April 30, 1997, among Egghead, Inc. ("Egghead"), North Face Merger Sub, Inc ("North Face") and Surplus Software, Inc. ("Surplus Direct"), and certain shareholders of Surplus Direct, and amendment thereto dated May 23, 1997 (Incorporated by reference to, and previously filed with, Egghead's Registration Statement on Form S-4 (Registration No. 333-31251) as Exhibit 2.1, filed with the SEC on July 14,
1997).

     10.3 Employment Agreement between Surplus Software, Inc. and Gregory Boudreau, dated May 15, 1996 (filed herewith).

     10.4 Employment Agreement Amendment, effective April 30, 1997. between Surplus Software, Inc. and Gregory Boudreau (Incorporated by reference to, and previously filed as part of, Egghead's Registration Statement of Form S-4 (Registration No. 333-31251) as Annex III to the Proxy Statement/Prospectus contained in the Registration Statement, filed with the SEC on July 14, 1997).

     10.5 Employment Agreement between Surplus Software, Inc. and Jonathan Brodeur, dated May 15, 1996 (filed herewith).

     10.6 Employment Agreement Amendment, effective April 30, 1997, between Surplus Software, Inc. and Jonathan Brodeur (Incorporated by reference to, and previously filed as part of, Egghead's Registration Statement on Form S-4 (Registration No. 333-31251) as Annex III to the Proxy Statement/Prospectus contained in the Registration Statement, filed with the SEC on July 14, 1997).

     27     Financial Data Schedule.

b.   Reports on Form 8-K
     A Form 8-K was filed by the Company on August 29, 1997 to report, under
     Item 5 of Form 8-K, the acquisition of closely held Surplus Software, Inc. for 5.6 million newly issued shares of Egghead, Inc. Common Stock. The transaction was completed on August 14, 1997.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Liberty Lake, State of Washington, on November 10, 1997.


                           EGGHEAD, INC.


                           By /s/ George P. Orban
                             ----------------------------------------------
                              George P. Orban
                              Chief Executive Officer, Chairman of the Board


                             /s/ Brian W. Bender
                             ----------------------------------------------
                              Brian W. Bender
                              Chief Accounting Officer, Chief Financial
                              Officer