Form 10-Q
period 1997-12-27
EGGHEAD INC /WA/
filed 1998-02-09
CIK 832320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from September 28, 1997 to December 27, 1997
                              ---------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------


                        Commission File Number  0-16930

                                 EGGHEAD, INC.
                                 -------------
             (Exact name of registrant as specified in its charter)

              Washington                             91-1296187
              ----------                             ----------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

          East 22705 Mission
       Liberty Lake, Washington                        99019
       ------------------------                        -----
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

                                YES  X      NO
                                    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                              Outstanding at
             Class                           January 24, 1998
             -----                           ----------------
          Common Stock                          23,032,022
          $.01 par value                          shares

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGGHEAD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
                                                                        DECEMBER 27,  MARCH 29,
                                                                            1997        1997
                                                                        ------------  ---------
                                                                        (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                                $ 57,000    $ 83,473
 Accounts receivable, net of allowance for
  doubtful accounts of $3,760 and $4,680, respectively                       9,979      13,917
 Receivable from Joint Venture                                                   -       4,000
 Merchandise inventories, net                                               67,908      49,087
 Prepaid expenses and other current assets                                   3,307       4,116
 Property held for sale                                                      7,852       7,692
                                                                          --------    --------
   Total current assets                                                    146,046     162,285
                                                                          --------    --------
Property and equipment, net                                                 13,170      12,018
Goodwill, net                                                               33,658           -
Other assets                                                                   844       1,217
                                                                          --------    --------
                                                                          $193,718    $175,520
                                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                         $ 50,202    $ 43,027
 Accrued Liabilities                                                        13,879      12,996
 Liabilities related to disposition of CGE division                          4,982       7,754
 Reserves and liabilities related to restructuring                           6,746      11,258
                                                                          --------    --------
   Total current liabilities                                                75,809      75,035
                                                                          --------    --------
Other long-term liabilities                                                    106         438
                                                                          --------    --------
   Total liabilities                                                        75,915      75,473
                                                                          --------    --------
Commitments and contingencies                                                    -           -

Shareholders' equity :
 Preferred stock, $.01 par value: 10,000,000 authorized
  no shares issued and outstanding
 Common stock, $.01 par value:
  50,000,000 shares authorized; 23,029,863 and
  17,591,087 shares issued and outstanding, respectively                       230         176
 ADDITIONAL PAID-IN CAPITAL                                                157,350     124,457
 Retained deficit                                                          (39,777)    (24,586)
                                                                          --------    --------
    Total shareholders' equity                                             117,803     100,047
                                                                          --------    --------
                                                                          $193,718    $175,520
                                                                          ========    ========

See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

                                                                13 Weeks Ended              39 weeks Ended
                                                           --------------------------  --------------------------
                                                                  (unaudited)                 (unaudited)

                                                           December 27,  December 28,  December 27,  December 28,
                                                               1997          1996           1997         1996
                                                           ------------  ------------  ------------  ------------
Net sales:
  Egghead Computer                                            $77,247      $113,207      $188,375      $271,824
  Surplus Direct                                               21,872             -        30,195             -
                                                              -------      --------      --------      --------
Net sales                                                      99,119       113,207       218,570       271,824
Cost of sales, including certain buying,
  occupancy, and distribution costs                            88,132        97,599       194,393       241,421
                                                              -------      --------      --------      --------
Gross margin                                                   10,987        15,608        24,177        30,403
Selling, general, and
  administrative expense                                       12,679        14,619        31,825        44,750
Marketing (income)expense                                       4,184        (2,256)        6,540           561
Amortization of goodwill                                          393             -           577             -
Depreciation expense, net
  of amounts included in cost of sales                            923         1,585         2,719         5,098
                                                              -------      --------      --------      --------
Operating loss                                                 (7,192)        1,660       (17,484)      (20,006)
Other income (expense)                                            564           835         2,293         2,450
                                                              -------      --------      --------      --------
Loss from continuing operations before income taxes,
  effects of discontinued operations and cumulative
  effect of change in accounting principle                     (6,628)        2,495       (15,191)      (17,556)
                                                              -------      --------      --------      --------
Income tax benefit                                                  -          (999)            -         6,820
                                                              -------      --------      --------      --------
Net loss from continuing operations before effects
  of discontinued operations and cumulative
  effect of change in accounting principle                     (6,628)        1,496       (15,191)      (10,736)
                                                              -------      --------      --------      --------
Discontinued operations:
  Income (loss) from discontinued
  operations, net of tax                                            -             -             -       (14,548)
  Gain on disposal of discontinued
  operations, net of tax                                            -             -             -        22,286
                                                              -------      --------      --------      --------
Income (loss) from discontinued operations                          -             -             -         7,738
                                                              -------      --------      --------      --------
Net loss before cumulative effect of
  change in accounting principle                                    -         1,496             -        (2,998)
Cumulative effect of change in
  accounting principle net of tax                                   -                                      (711)
                                                              -------      --------      --------      --------
Net loss                                                      $(6,628)     $  1,496      $(15,191)     $ (3,709)
                                                              =======      ========      ========      ========
Loss per share:
  Continuing operations                                        $(0.29)        $0.09        $(0.75)       $(0.61)
  Discontinued operations:
  Loss from discontinued
   operations                                                       -             -             -         (0.83)
  Gain on disposal of discontinued
   operations                                                       -             -             -          1.27
  Change in accounting principle                                    -             -             -         (0.04)
                                                              -------      --------      --------      --------
Basic loss per common share                                    $(0.29)        $0.09        $(0.75)       $(0.21)
                                                              =======      ========      ========      ========
Weighted average common shares outstanding                     23,005        17,591        20,241        17,577
                                                              =======      ========      ========      ========

See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (unaudited)
(Amounts in thousands)

                                             Common Stock   Additional
                                            --------------   Paid-in    Retained
                                            Shares  Amount   Capital    Earnings    Total
                                            ------  ------  ----------  --------   --------
Balance, March 29, 1997                     17,591    $176    $124,457  $(24,586)  $100,047

Stock issued for cash, pursuant
  to employee stock purchase plan               23       -          78                   78
Stock issued for cash, pursuant
  to stock option plan                         105       1         293                  294
Stock issued for acquisition of
  Surplus Software, Inc.                     5,311      53      32,522               32,575
 Net loss                                                                (15,191)   (15,191)
                                            ------    ----    --------  --------   --------
Balance, December 27, 1997                  23,030    $230    $157,350  $(39,777)  $117,803
                                            ======    ====    ========  ========   ========


See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                         39 Weeks Ended
                                                                  ----------------------------
                                                                          (unaudited)
                                                                  December 27,    December 28,
                                                                      1997           1996
                                                                  ------------    ------------
Cash flows from operating activities:
  Net loss                                                          $(15,191)      $ (3,709)
                                                                    --------       --------
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
      Depreciation and amortization                                    3,963          6,074
      Deferred rent                                                     (332)          (266)
      Deferred income taxes                                                -           (753)
      Cumulative effect of change in accounting principle                  -          1,163
      (Gain) loss on disposition of assets                                (6)         2,565
      (Gain) on sale of CGE, before taxes                                  -        (36,535)
      Reserves recorded in connection with CGE disposal               (2,666)         8,465
  Changes in assets and liabilities:
      Accounts receivable, net                                         7,938         (4,966)
      Merchandise inventories                                        (18,821)        (7,684)
      Prepaid expenses and other current assets                           (2)        (2,792)
      Other assets                                                      (727)          (156)
      Accounts payable                                                 8,959        (48,137)
      Accrued liabilities                                              3,433          1,393
      Income taxes payable                                                 -              -
      Restructure reserves                                            (4,967)        64,796
                                                                    --------       --------
      Total adjustments                                               (3,228)       (16,833)
                                                                    --------       --------
          Net cash (used) provided by operating activities           (18,419)       (20,542)
                                                                    --------       --------
Cash flows from investing activities:
  Additions to property and equipment                                 (2,247)        (4,473)
  Proceeds from sale of equipment                                          7             72
  Proceeds from sale of CGE                                                -         45,000
                                                                    --------       --------
      Net cash (used) provided by investing activities                (2,240)        40,599
                                                                    --------       --------
Cash flows from financing activities:
  Payments on capital lease obligations                                 (125)          (226)
  Payments on notes payable of acquired subsidiary                    (6,000)
  Proceeds from stock issuances                                          311            352
                                                                    --------       --------
      Net cash (used) provided by financing activities                (5,814)           126
                                                                    --------       --------
Effect of exchange rates on cash                                           -            (79)
                                                                    --------       --------
Net increase (decrease) in cash                                      (26,473)        20,104
Cash and cash equivalents at beginning of period                      83,473         49,590
                                                                    --------       --------
Cash and cash equivalents at end of period                          $ 57,000       $ 69,694
                                                                    ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH PAID (RECEIVED):
  Interest expense                                                  $     32       $     29
  Income taxes                                                      $   (669)      $     75


See Notes to Consolidated Financial Statements.

EGGHEAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended March 29, 1997, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 and 39 weeks ended December 27, 1997, are not necessarily indicative of the results that may be expected for the full year.

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks.

NOTE 2 -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are not disclosed as potentially dilutive securities would have been anti-dilutive to the loss per share calculation for the 13 and 39 week periods ended December 27, 1997, and December 28, 1996. Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Prior earnings per common share amounts were not affected by the adoption of SFAS No. 128.

NOTE 3 -- DISCONTINUED OPERATIONS

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

The net liabilities relating to discontinued operations have been segregated on the consolidated balance sheet from their historic classifications. Liabilities related to the disposition of the CGE division at December 27, 1997 and March 29, 1997 included liabilities from CGE activities and additional reserves deemed necessary to complete the disposition of remaining CGE assets, including the settlement of any remaining claims.

Information related to the effects of the discontinued operation on the consolidated statements of income are reflected in the income statement as income(loss) from discontinued operations. Discontinued operations for the fiscal year-to-date period ended December 28, 1996, resulted in a loss, net of tax, of $14.5 million. This loss includes accounts receivable and inventory write-offs, equipment lease buyouts and write-offs, warehouse closing costs, severance, operating costs and other expenses.

NOTE 4 -- INCOME TAXES

Egghead determines its income tax accounts in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

Given the recent losses, Egghead determined that its deferred tax assets no longer meet the realization criteria of SFAS No. 109. The realization of the deferred tax assets depends on generating future taxable income. Until Egghead has determined that all of its existing net operating losses, which expire 15 years after origination, are realizable, it will not record a tax charge or benefit for any future operating results.

NOTE 5 -- LEASES

The Company leases retail stores and a distribution facility under operating leases with remaining lives on most leases ranging from one to five years. As of December 27, 1997 the future minimum rental payments under these noncancelable operating leases for retail stores, the distribution facility and equipment were as follows (in thousands):

            Fiscal Year
            -----------
               1998                $ 1,611
               1999                  5,135
               2000                  3,012
               2001                  2,131
               2002                  1,087
               Thereafter            4,066
                                   -------
     Total minimum payments        $17,042
                                   =======

EGGHEAD, INC. AND SUBSIDIARIES

(Unaudited)


NOTE 6 -- CHANGE IN ACCOUNTING PRINCIPLE

Egghead adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" at the beginning of the first quarter of fiscal 1997. The cumulative effect of the change in accounting principle, which was recognized in the first quarter of fiscal 1997, was a charge of $0.7 million, after tax, or $0.04 per share. This charge represents the writedown of Egghead's property held for sale in Kalispell, Montana and the related goodwill. In connection with its adoption of SFAS No. 121, Egghead also recorded a pretax charge of approximately $0.1 million related to retail assets, the carrying amounts of which were not likely to be recovered through future cash flows.

NOTE 7 -- STOCK OPTION REPRICING

On April 4, 1997, the Compensation Committee of the Egghead Board approved a plan pursuant to which employees other than executive officers were offered an opportunity to exchange options having per share exercise prices in excess of the then current fair market value per share of Egghead common stock for new options having an exercise price of $4.375 per share of Egghead stock. The Compensation Committee approved a similar option repricing for certain executive officers on April 23, 1997. Recipients of the repriced replacement options received credit for vesting under the original options, but generally cannot exercise the new options for a one-year period following the date of grant of the new options. The total number of options repriced under the option repricing described above was 465,014.

EGGHEAD, INC. AND SUBSIDIARIES

(Unaudited)


NOTE 8 -- ACQUISITION

On August 14, 1997, the Company acquired Surplus Software, Inc. d/b/a Surplus Direct, of Hood River, Oregon, by issuing 5,310,888 shares of common stock and 289,112 options to purchase common stock of Egghead, Inc. The transaction included payment of $6.0 million of Surplus Direct debt. Surplus Direct is engaged in the direct marketing of previous version computer hardware and software. This acquisition was recorded under the purchase method of accounting and operating results of Surplus Direct are included in the statement of operations from the date of acquisition. An excess purchase price of approximately $34.3 million, over identifiable assets, has been determined based on the fair values of assets acquired and liabilities assumed. A final allocation of purchase price to goodwill will be made during fiscal 1998 when appraisals and other studies are completed. Amortization of goodwill will be over a period not to exceed 20 years.

NOTE 9 -- SUBSEQUENT EVENT

On January 28, 1998, management of the Company announced a shift in business emphasis to Internet commerce and plans to close its 80 store retail network and its Sacramento, California distribution center due to declining revenues and continuing losses in the retail channel. In addition, the Company will combine its management and operations with those of Surplus Direct. The Company expects to recognize a one-time charge of approximately $42 million in the fourth quarter ending March 28, 1998 for costs and write-offs related to exiting the retail store division and closing its distribution center in Sacramento, inventory liquidation and severance payments.

NOTE 10 -- RECAPITALIZATION OF SUBSIDIARY

Effective November 10, 1997, the Company recapitalized its subsidiary ELEKOM Corporation ("Elekom"). As part of the recapitalization, Humer Winblad Venture Partners, based in San Francisco California, and Olympic Venture Partners, based in Kirkland Washington, invested capital in Elekom, reducing the Company's ownership percentage to approximately 30% from the previous 100% ownership. Prior to the recapitalization, income and expenses of Elekom were recorded in the Company's operating results. After the recapitalization, the Company's share of the results of operations of Elekom were included on the equity basis of accounting and are reflected in the other income (expense) in the Company's consolidated statements of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

GENERAL

RESULTS OF OPERATIONS

Overview
--------

Egghead, Inc. ("Egghead" or the "Company") is a national reseller of personal computer ("PC") hardware, software, peripherals and accessories. The Company currently offers a broad selection of current hardware and software products as well as previous version hardware and software through its Internet websites, a direct response division, and through a retail store network, which the Company has announced it will close. Egghead began operations in 1984 primarily as a software reseller, but has recently expanded its product offerings to include a greater percentage of hardware, other non-software products, electronic software downloads, as well as off-price and previous version merchandise, build to order computers and liquidation items. On August 14, 1997, Egghead acquired Oregon based Surplus Software, Inc. d/b/a Surplus Direct ("Surplus Direct") for 5.6 million newly issued shares of Egghead common stock (the "Merger"). The transaction included repayment of $6.0 million of Surplus Direct debt. Surplus Direct specializes in sales of previous version computer hardware and software. On January 28, 1998, Egghead announced that it will change its name to Egghead.com, Inc. and shift its business emphasis to Internet commerce, close its 80 store retail network due to declining revenues and continuing losses in the retail channel and close its distribution center in Sacramento, California. In addition, the Company will combine its management and operations with those
of   Surplus Direct a subsidiary of the Company acquired on August 14, 1997.
The Company anticipates recording a one-time charge against earnings of approximately $42 million in the fourth quarter ending March 28, 1998, related to this restructuring. The expense includes approximately $11.0 million in inventory liquidation costs, $10.2 million in retail store and distribution center lease termination costs, $9.1 million in disposals and lease terminations related to fixed assets, $5.5 million of operating expenses related to the process of closing the retail store network and distribution center , and $2.6 million in severance payments. Additional costs of approximately $3.6 million consist of marketing expenses, retail store closing costs, fees for professional services and other miscellaneous expenses.

The closing of the Company's retail store network and the loss of ongoing revenue from its retail stores, the combination of the management and operations of the Company with those of Surplus Direct and the shift of the Company's business emphasis to Internet commerce involve substantial risks. These activities may cause management distraction and operational disruption. The retail division of the Company contributed $69.5 million and $172.2 million in net sales for the three-month and nine-month periods ended December 27, 1997. Internet sales for the third quarter of fiscal 1998 of $11.8 million represented an increase of $9.3 million from the prior year comparable period. Direct response sales remained constant between the third quarters of fiscal 1998 and 1997. Although the Company's retail store division contributed a majority of the net revenues of the Company during the three-month and nine-month periods ended December 27, 1997, the closure of the Company's retail store network will eliminate the possibility of ongoing revenues and related operating expenses associated with the Company's retail store channel. There can be no assurance that the elimination of the Company's retail store network as a source of revenue will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Although the Company's Internet commerce site sales have grown significantly in recent periods, these sales represent a relatively small percentage of the Company's historical total sales and there can be no assurance that similar growth, if any, will be obtained in the future.

In connection with the closure of the retail store division, the Company is also combining management and operations with the objective of reducing its headquarters personnel and distribution costs. These actions are anticipated to reduce headquarters and distribution expense to approximately $13.4 million on an annualized basis from its anticipated level of $22.9 million in fiscal 1998. There can be no assurance, however, that such expense reductions will be achieved or that expenses will not increase as a percentage of revenue.

The market for Internet commerce has begun to develop only recently and is rapidly evolving, and the Company's Internet commerce model is still under development. The Company has a limited operating history in Internet commerce on which to evaluate its Internet commerce business and prospects. The overall market for computer products, including the Internet commerce channel of such market, is highly competitive with relatively low barriers to entry. Other resellers and manufacturers of computer products that are much larger than the Company and have greater economies of scale operate websites and compete with Egghead's pricing and its merchandise offer. The Company believes that the ability to compete in Internet commerce will depend on several factors, including, without limitation, the quality, number and extent of marketing arrangements, achievement of low operating expense ratios, ability to acquire product at competitive or advantageous pricing, quality and value of online offering of products and services, brand and name recognition, pricing of its offered products, web site design, effectiveness of Internet commerce security measures, quality and reliability of technological systems, ability to attract and retain qualified personnel with technological or web commerce expertise, and intensity of management focus. In light of the Company's limited operating history in Internet commerce and the difficulties attendant to the shift of its primary business focus from retail store operations to Internet commerce, there can be no assurance that the Company will be able to compete successfully with respect to any of these factors, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

In addition, the Company intends to integrate and combine the technological systems, which operate its current Web sites. The satisfactory performance, reliability and availability of the Company's Web sites are critical to the Company's ability to attract and retain customers and generate revenues from Internet commerce. Any systems interruptions that result in the unavailability of the Company's Web sites would likely reduce the volume of goods sold and the attractiveness of the Company's product offering. In addition, a substantial increase in the volume of traffic on these Web sites may require the Company to expand or upgrade its technology, transaction processing systems and network infrastructure. There can be no assurance that the Company will successfully integrate the technological systems which operate its Web sites or that the Company will be able to, if required, successfully or timely expand and upgrade its systems and infrastructure to accommodate increases, if any, in traffic to its Web sites, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company's success in the Internet market will depend, in part, on its ability to extend brand and name recognition, provide its customers with outstanding value and a high quality online offering of products and services and achieve sufficient sales volumes to realize economies of scale. Accordingly, the Company expects to incur substantial expenses related to marketing, promotion and advertising costs associated with Internet customer acquisition, and site development and technology. In addition, the gross margin on products sold through Internet commerce sites is typically lower than gross margin on comparable products offered in retail outlets. As a result, the Company anticipates that its Internet commerce business will incur substantial operating losses for at least the next two years. Future operating results will be dependent on the Company's ability to generate and sustain substantially increased Internet revenue levels. There can be no assurance that the marketing, promotion and advertising of the Web sites, although intended to increase the visits to the Web sites and increase the Company's customer base, will result in an increase in the Company's revenues from Internet commerce, and the failure to increase such revenues could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company anticipates raising additional funds during the next twelve months primarily to fund customer acquisition and development of its Internet commerce business. There can be no assurance that such financing will be available in amounts or on terms acceptable to the Company, if at all.

When used in this report and elsewhere by management, from time to time, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause actual results to differ materially from those expressed in the forward-looking statements. These factors are detailed in the preceding paragraphs, in Egghead's Report on Form 8-K filed on January 28, 1998 and in Egghead's Annual Report on Form 10-K for the fiscal year ended March 29, 1997, and include, but are not limited to, risks associated with the fluctuations in, and the uncertainty of, future operating results, the intensely competitive nature of the business of selling PC software, hardware and related products, Egghead's dependence on certain supply sources, risks associated with the closing of the Company's retail store network and the combination of the management and operations of the Company with those of Surplus Direct, including, without limitation, potential management distraction and operational disruption and the loss of ongoing revenue from its retail stores, and risks associated with the shift of the Company's business emphasis to Internet commerce, including, without limitation, the rapid evolution of Internet commerce, the Company's limited operating history in Internet commerce and that the Company's Internet commerce model is still underdevelopment. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

Egghead uses a 52/53-week fiscal year, ending on the Saturday nearest March 31 of each year. Each fiscal quarter consists of 13 weeks. Information contained in this report excludes, unless otherwise stated, any data relative to the discontinued operations of the CGE division.

RESULTS OF OPERATIONS

Egghead reported a total net loss for the quarter ended December 27, 1997 of $6.6 million compared to a total net income of $1.5 million for the quarter ended December 28, 1996. On a pretax basis, the loss from continuing operations for the third quarter of fiscal 1998 was $6.6 million as compared to net income of $2.5 million for the comparable period of fiscal 1997. The pretax loss from continuing operations for the nine months ended December 27, 1997 and December 28, 1996 were $15.2 million and $17.6 million, respectively. Had the company recorded comparable tax benefits for the quarters, the net loss from continuing operations after tax would have been $4.1 million for the third quarter of fiscal 1998 as compared to net income of $1.5 million for the third quarter of fiscal 1997. Until Egghead has determined that all of its existing net operating loss carryforwards are realizable, it will not record a tax charge or benefit for any future operating results. For comparative purposes, Egghead's results of operations are discussed below on a pretax basis.

Continuing Operations
---------------------

PRETAX LOSS. Loss from continuing operations includes the results of Egghead Computer's retail stores, 1-800EGGHEAD direct response unit and Internet catalog operations as well as selling, general, and administrative expenses related to these operations. In addition, the fiscal 1998 results include the operations of Surplus Direct from the date of acquisition of August 14, 1997. The pretax net loss for the third quarter from continuing operations was $6.6 million compared to the net income of $2.5 million for the same period of the previous year. The following table shows the relationship of certain items relating to continuing operations included in Egghead's Consolidated Statements of Operations expressed as a percentage of net sales:

                            PERCENTAGE OF NET SALES

                                         Third Quarter          Year to Date
                                         13 Weeks Ended        39 Weeks Ended
                                      Dec. 27,   Dec. 28,   Dec. 27,   Dec. 28,
                                        1997       1996       1997       1996
                                      ---------  ---------  ---------  ---------
  Net sales                             100.0%     100.0%     100.0%     100.0%
  Cost of sales, including certain
    buying, occupancy, and
    distribution costs                   88.9       86.2       88.9       88.8
  Gross margin                           11.1       13.8       11.1       11.2
  Selling, general, and
    administrative expense               12.8       12.9       14.5       16.5
  Marketing (income)expense               4.2       (2.0)       3.0        0.2
  Amortization of goodwill                0.4          -        0.3          -
  Depreciation expense, net of
    amounts included in cost of
    sales                                 0.9        1.4        1.2        1.9
  Operating loss                         (7.2)       1.5       (7.9)      (7.4)
  Loss from continuing operations
   before income taxes                   (6.6)       2.2       (6.9)      (6.5)


NET SALES. Net sales for the third quarter of fiscal 1998 were $99.1 million, a decrease of 12.4% from the $113.2 million in revenue for the same period of the previous year. Surplus Direct contributed $21.9 million in sales for the quarter. Surplus Direct's sales increased approximately 62.4% over its prior year comparable period prior to the acquisition. The sales results reflect a decline in Egghead Computer's comparable store sales for the third quarter ended December 27, 1997 of 14.3%. Comparable store sales measure sales for stores that were open in both periods being evaluated. For the nine months ended December 27, 1997, the Company's consolidated revenues from continuing operations were $218.6 million, a decrease of 19.6% from $271.8 million last year.

GROSS MARGIN.   Consolidated gross margins (net sales minus cost of sales, including certain buying, occupancy, and distribution costs) dropped from 13.8 % of sales for the third quarter of fiscal 1997 to 11.1% for the third quarter of fiscal 1998. Gross margin dollars declined to $11.0 million for the third quarter of fiscal 1998, compared to $15.6 million for the prior year comparable period. The gross margin percentage and dollar decreases for the third quarter ended December 27, 1997 were primarily due to a decrease in sales volume and a decrease in the initial margin rate primarily due to the increased proportion of hardware products as a percentage of total sales; such products typically have lower gross margin rates than other products offered by the Company. In addition, rebates from vendors' declined approximately $2.7 million partially offset by a decrease in retail occupancy costs of $1.4 million.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses declined to $12.7 million and $24.2 million for the three-month and nine-month periods ended December 27, 1997 compared to $14.6 million and $44.8 million for the prior year periods. The improvements in the three month period are primarily attributable to reductions in Egghead Computer's retail payroll costs of approximately $2.4 million, partially offset by an increase in direct response and Internet operating costs of $0.7 million and $0.4 million, respectively, due to the addition of Surplus Direct operating results. The improvements in the nine-month period also reflect a reduction in headquarters expenses.

MARKETING (INCOME) EXPENSE. Marketing revenues for the 3rd quarter of fiscal 1998 declined $9.5 million compared to marketing revenues for the third quarter of fiscal 1997, partially offset by a decrease in expense of $3.1 million. The decline in revenue reflects the shift in the Company's product mix to a larger hardware assortment and the related reduction in co-op advertising funds. The decrease in expense reflects changes in advertising methods and frequencies, partially offset by an increase in Internet advertising over the prior year.
The increase in net marketing expense for the nine months ended December 27, 1997 also reflects a decrease in marketing revenues partially offset by a decrease in marketing expense.

AMORTIZATION OF GOODWILL, reflects the amortization of the goodwill associated with the August 14, 1997 acquisition of Surplus Direct. This acquisition was recorded under the purchase method of accounting and operating results of Surplus Direct are included in the statement of operations from the date of acquisition. An excess purchase price of approximately $34.3 million has been determined based on the fair values of assets acquired and liabilities assumed. A final allocation of purchase price to goodwill will be made during fiscal 1998 when appraisals and other studies are completed. Amortization of goodwill will be over a period not to exceed 20 years.

DEPRECIATION EXPENSE, NET OF AMOUNTS INCLUDED IN COST OF SALES. Depreciation and amortization was $0.9 million or 0.9% of net sales in the third quarter of fiscal 1998, compared to $1.6 million or 1.4% of net sales for the prior year comparable period. The decrease in depreciation and amortization expense is primarily attributable to the reduction in the average number of stores open during the quarter.

Discontinued Operations
-----------------------

All results for the operations of the CGE division are reported as a discontinued operation. Certain general, administrative and distribution areas have traditionally supported all of Egghead's business lines. The expenses included in the results of the discontinued operations reflect only those activities directly related to only the CGE division.

GAIN ON THE DISPOSITION OF THE DISCONTINUED OPERATION during the nine months ended December 28, 1996, was $36.5 million ($22.3 million after tax). The sales price for the CGE division was $45.0 million in cash, which did not include the inventory or the accounts receivable, which were collected during fiscal 1997. The reported gain is net of fixed assets and lease write-offs of $1.2 million, transaction, legal, and accounting fees of $2.0 million, transition period employment costs of $1.8 million and costs of $3.4 million related to the fulfillment of post-sale obligations.

LOSS FROM THE DISCONTINUED OPERATION was $23.8 million ($14.5 million after tax) for the nine months ended December 28, 1996. The major components of the loss were inventory write-offs of $6.9 million, accounts receivable write-offs of $5.1 million, fixed asset dispositions and equipment lease buyouts of $3.2 million, warehouse closing costs of $1.9 million and operating losses, severance and other costs of $6.7 million.

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE was a charge of $0.7 million, after tax or $0.04 per share for the nine months ended December 28, 1996. This charge represents the adoption of SFAS 121 and the related writedown of Egghead's property held for sale in Kalispell, Montana and the related goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $26.5 million from $83.5 million at March 29, 1997, to $57.0 million at December 27, 1997. The decrease in the cash balance was primarily due to the increase in inventory, due to seasonality and the acquisition of Surplus Direct, and the net loss. The Company anticipates that of the anticipated $42.0 million fourth quarter fiscal 1998 restructure charge, approximately $33.5 million will result in cash payments during the fourth quarter of fiscal 1998 and throughout fiscal 1999. The Company anticipates that these cash charges will be partially offset by an estimated $29.0 million in cash proceeds during fourth quarter of fiscal 1998 from liquidation of inventory and fixed assets. There can be no assurance, however, that the cash expenditures will not exceed anticipated levels or that the cash proceeds realized, will not be lower than anticipated cash proceeds.

The Company anticipates raising additional funds during the next twelve months primarily to fund customer acquisition and development of its Internet commerce business. There can be no assurance that such financing will be available in amounts or on terms acceptable to the Company, if at all.

Accounts receivable, net increased with an increase in trade accounts receivable related to the Surplus Direct business acquisition and an increased advertising emphasis on business accounts and an increase credit card receivables related to the holiday selling season.

Merchandise inventory, net increased $18.8 million from March 29, 1997. This increase includes $11.3 million of inventory to support the acquisition of Surplus Direct on August 14, 1997.

Reserves and liabilities related to the CGE division and the restructuring decreased $2.7 million and $5.0 million, respectively, from March 29, 1997 with the ongoing settlement of these liabilities.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Terence M. Strom resigned from the Board of Directors of the Company, effective January 14, 1998. Concurrent with this resignation, the Board of Directors approved reduction in the number of directors to seven.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     10.1       Employment Agreement, effective January 22, 1998, between
                Egghead, Inc. and Brian Bender (filed herewith)

     10.2       Employment Agreement, effective January 22, 1998, between
                Egghead, Inc. and Tommy Collins(filed herewith)

     10.3       Employment Agreement, effective January 22, 1998, between
                Egghead, Inc. and Norman Hullinger(filed herewith)

     10.4       Employment Agreement, effective January 22, 1998, between
                Egghead, Inc. and Jim Kalasky (filed herewith)

     27         Financial Data Schedule.


b.   Reports on Form 8-K

     A Form 8-K was filed by the Company on January 28, 1998 to report the proposed change of the Company's name to Egghead.com, Inc., the shift of the Company's business emphasis to Internet commerce, the closure of its 80 store retail network, the closure of its distribution center in Sacramento, California, and the combination of the Company's management and operations with those of Surplus Software, Inc. d/b/a Surplus Direct, a subsidiary of the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Liberty Lake, State of Washington, on February 9, 1998.

                                       EGGHEAD, INC.

                                       By /s/ George P. Orban
                                          -------------------
                                          George P. Orban
                                          Chief Executive Officer,
                                          Chairman of the Board

                                          /s/ Brian W. Bender
                                          ------------------
                                          Brian W. Bender
                                          Chief Accounting Officer,
                                          Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number                             Title
--------------                             -----
    10.1        Employment Agreement, effective January 22, 1998, between
                Egghead, Inc. and Brian Bender

    10.2        Employment Agreement, effective January 22, 1998, between
                Egghead, Inc. and Tom Collins

    10.3        Employment Agreement, effective January 22, 1998, between
                Egghead, Inc. and Norm Hullinger

    10.4        Employment Agreement, effective January 22, 1998, between
                Egghead, Inc. and Jim Kalasky

    27          Financial Data Schedule