Form 10-K
period 1998-03-28
EGGHEAD INC /WA/
filed 1998-06-26
CIK 832320

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 28, 1998

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to________

                         Commission file number 0-16930
                                                -------

                               EGGHEAD.COM, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

     WASHINGTON                                 91-1296187
     ----------                                 ----------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

     EAST 22705 MISSION
     LIBERTY LAKE, WASHINGTON                   99019
     ------------------------                   -----
     (Address of principal executive offices)   (Zip Code)

     Registrant's telephone number, including area code:  (509) 922-7031
                                                          --------------

     Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                                  ----

     Securities registered pursuant to Section 12(g) of the Act:
                                                    COMMON STOCK, $.01 PAR VALUE
                                                    ----------------------------
                                                          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES [X]       NO [_]

     Indicate by check  mark if  disclosure of  delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _______

     To the best of Egghead.com, Inc.'s knowledge, the aggregate market value of the voting stock held by non-affiliates of the registrant at May 23, 1998 was $199,100,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
          CLASS                                  MAY 23, 1998
          -----                                  ------------
     Common Stock, $.01 par value              23,591,788 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Form 10-K.

                               EGGHEAD.COM, INC.

                               TABLE OF CONTENTS
                               -----------------


                                                                            Page
                                                                            ----
                                     PART I
                                     ------
     Item 1.    Business..................................................   3
     Item 2.    Properties................................................  19
     Item 3.    Legal Proceedings.........................................  19
     Item 4.    Submission of Matters to a Vote of Security Holders.......  19


                                    PART II
                                    -------
     Item 5.    Market for the Registrant's Common Equity and Related
                Shareholder Matters.......................................  20
     Item 6.    Selected Financial Data...................................  21
     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................  22
     Item 8.    Financial Statements and Supplementary Data...............  30
     Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................  49


                                    PART III
                                    --------
     Item 10.   Directors and Executive Officers of the Registrant........  49
     Item 11.   Executive Compensation....................................  49
     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management................................................  49
     Item 13.   Certain Relationships and Related Transactions............  49


                                    PART IV
                                    -------
     Item 14.   Exhibits, Financial Statement Schedules and Reports on
                Form 8-K..................................................  49

                                     PART 1

ITEM 1.   BUSINESS OF EGGHEAD

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. When used in this report and elsewhere by management, from time to time, the words "believes," "plans," estimates," "intends," "anticipates," "seeks," and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Additional Factors That May Affect Future Results." Particular attention should be paid to the cautionary statements involving the Company's limited Internet operating history, the rapid evolution of Internet commerce and related technology, management of potential growth, the intensely competitive nature of the business of selling PC software, hardware and related products and of the electronic commerce business, Egghead's dependence on vendors, distributors and certain supply sources and risks associated with the closing of the Company's retail store network and the combination of the
management and operations of the Company with those of Surplus Direct.   Readers
are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission ("SEC").


GENERAL

     Egghead.com, Inc. ("Egghead" or the "Company") is one of the leading on-line resellers of personal computer ("PC") hardware, software, peripherals and accessories to consumers and businesses. The Company sells a broad selection of PC hardware and software products, as well as other consumer merchandise, through three Internet websites, the Egghead.com site, the Surplusdirect.com site and the Surplusauction.com site, and a direct response division. These products consist of current and off-price merchandise including excess, closeout, refurbished, and reconditioned goods. In order to enhance its Internet presence and expand its product offering, Egghead acquired an Oregon-based company, Surplus Software, Inc. d/b/a Surplus Direct ("Surplus Direct"), on August 14, 1997. On January 28, 1998, Egghead announced that it would change its name to Egghead.com, Inc.; shift its business emphasis to Internet commerce; close its remaining retail network of 80 stores; close its distribution center in Sacramento, California; and combine its management and operations with those of Surplus Direct.

     Egghead began operation in 1984 primarily as a software reseller. Egghead, a Washington corporation, was incorporated in 1988 and is the successor to a corporation that was incorporated in Washington in 1984. Unless the context indicates otherwise, references to Egghead or the Company include Egghead and its wholly owned subsidiaries.

THE WEB SITES

     Egghead operates three electronic commerce sites, Egghead.com, Surplusdirect.com and Surplusauction.com, which in the aggregate were ranked by PC Meter as the sixth most visited at-home Internet commerce shopping sites on the Internet during May 1998. PC Meter is a New York research firm, which ranks Internet site usage by 10,000 U.S. households. These interlinked web sites represent Egghead's Internet "superstore," where customers can choose from a large assortment of products, sourced, priced and configured to meet a wide variety of needs.

     The Egghead web site offers over 40,000 products, which are primarily current version PC hardware, software, peripherals and accessories. In November 1996, Egghead began offering electronic delivery of selected software products, which permits a customer to place an order and have the software product transmitted directly electronically onto his or her PC. Egghead customers can use the Internet commerce site to search for software titles, browse merchandise categories and products and view demonstrations of selected software programs before placing an order. The majority of the products offered on the Egghead web site are available for shipment within 24 hours through third-party distribution facilities.

     The Surplusdirect web site is a leading reseller of primarily name brand, off-price PC hardware, software and peripherals. These products are primarily special purchases of excess, closeout, refurbished and reconditioned merchandise. Through its merchandising organization, Egghead is able to provide consumers and businesses the unique values created through the opportunistic acquisition of goods. Customers may place orders directly on the Surplus Direct home page, and products are generally shipped to customers the same day orders are placed. A survey conducted by PC Meter during May 1998 found that Surplusdirect was the 12th most visited Internet commerce shopping site among at home users and the fifth most visited Internet commerce site among at work Internet shoppers.

     The Surplusauction web site sells all of the aforementioned categories of goods through interactive online auctions. The auction format allows customers to bid competitively against each other. The web site currently offers up to 15 auctions per week, selling quantities of one to more than 1,500 of each item where customers can bid online 24 hours a day, seven days a week. By comparison to the traditional fixed price formats of online catalogs, the auction format enables the customers to impact the price through auction-style bidding. At the designated closing time, the Company selects the winning bidders and sends an e-mail message to them confirming their purchases. In addition to offering an exciting forum for Internet purchases, the auction site allows vendors to dispose of excess merchandise efficiently and effectively. The site was launched in July 1997 and has over 150,000 registered bidders as of June 17, 1998. A survey by PC Meter found Surplusauction was the 18th most visited Internet commerce site in May 1998 among at home Internet shoppers and the 14th most visited Internet commerce site among similar at work Internet shoppers.

INBOUND, RESELLER AND VOLUME SALES DIVISION

     Egghead operates a 1-800 customer service center which responds to inbound telephone calls and inquiries from consumers as well as corporate, government, reseller and educational institution customers , and takes orders for the same hardware and software products that are offered on the Company's web sites. These inquiries are mainly generated by the Company's promotional efforts which include both online and traditional advertising, principally through the limited
circulation of its catalogs.   The center operates toll-free order numbers, 1-
800EGGHEAD and 1-800SURPLUS, 15 hours a day Monday through Friday, nine hours on Saturday and six hours on Sunday. Customer service and technical support personnel assist the direct response department. This service-based approach includes providing account managers with authority to vary prices to meet competitors' prices. Egghead ships merchandise purchased through the 1-800 service directly to the customer from Egghead's distribution center in Vancouver, Washington or from third-party distributors.

     The Company currently distributes a limited number of internally produced newspaper-style catalogs on a monthly basis to existing customers. These catalogs are distributed to customers in the United States and to a limited number of foreign customers. The in-house catalog is created with Egghead's own design team and production department using computer-based desktop publishing systems. Circulation of the catalog will be substantially reduced in favor of promotions and marketing over the Internet.

INDUSTRY BACKGROUND

     Electronic Commerce on the Internet. The Internet has evolved into a unique marketing channel. Egghead believes Internet-based retailers have certain advantages over traditional store-based retail channels. Egghead can adapt quickly to consumer and product changes as it is not limited by shelf space and is flexible in rapidly adjusting product mix, pricing, offers and
visual presentations in response to market changes.   In addition, the global
nature of the Internet allows retailers to build a large, geographically dispersed customer base more quickly than traditional retailers and catalog marketers. Internet-based stores can more easily operate 24-hours a day, seven days a week, and are less limited by geographic boundaries. The Company believes that Internet retailing is better suited to tracking individual customer purchases and demographic data for use in direct marketing programs and in developing one-to-one relationships with consumers. Unlike other retail formats, Internet retailers do not have the overhead, fixed costs and capital expense associated with a retail store infrastructure or the printing and mailing costs of a large distribution catalog-based marketer.

     Because the number of Internet retailers has expanded, however, the importance of creating and maintaining brand awareness is critical to the success of these companies. To enhance brand recognition, many Internet retailers have begun to establish marketing arrangements with commerce, content and service providers. These partnerships and alliances are intended to build brand recognition, increase traffic and visits, take advantage of cross-marketing opportunities and build barriers to entry. Egghead believes its investments in marketing through the Company's former retail store network have given the Company an initial brand name and consumer recognition on the Internet. The Company desires to build on its brand name and consumer recognition through continued investments in marketing and advertising.
Egghead has established marketing agreements with CNET, USA.net, Geocities, Yahoo and others.

     According to The Yankee Group, a Boston based Internet consultant, computer hardware and software is the leading merchandise category on the Internet in both business-to-business and business-to-consumer markets. By the year 2000, The Yankee Group expects the PC hardware and software category to account for $11 billion of sales on the Internet.

MARKET FOR PC PRODUCTS

     Current Merchandise. Egghead believes the market for PC products has and will continue to expand principally due to the following: (i) decreases in prices of computers, microprocessors, and computer hardware and software resulting primarily from intense competition among manufacturers, retailers and resellers; (ii) rapid technological advances and resulting shorter product life cycles; (iii) improvements in computer hardware performance; and (iv) increased use of, acceptance of and familiarity with computers by consumers, businesses, and governments. Sales of PC hardware, software and related products depend on the continued purchase and expanded use of PCs in households and businesses, the continued development of PC software and other evolving changes in the PC industry.

     Rapid technological change and improvements in computer hardware performance represents both opportunity and risk for PC product resellers. For example, prices of microprocessor chips are decreasing due to increased competition among computer chip manufacturers and the introduction of newer, faster microprocessor chips. The decrease in microprocessor chip prices has contributed to reductions in PC prices, resulting in increased sales of PCs to businesses and individual consumers. However, the rapid improvements in processing capability made possible by improvements in microprocessor chips, improved operating systems and other technological advances contribute to shorter product life cycles that may result in reduced margins due to rapid product obsolescence.

     The increased acceptance of and familiarity with computers, primarily due to the availability of more sophisticated and user-friendly software at reasonable prices, has also increased demand for PC products. For example, improvements in graphical user interfaces, the increased usage of the Internet as an entertainment and shopping medium, the development of integrated software packages, such as office suite products, and new interactive educational and entertainment products encourage purchases of PC hardware, as well as software and other PC products. Technologies such as CD-ROM, which provide a multimedia experience involving full-motion video and stereo sound, enable home users to more effectively use PCs for educational and entertainment purposes. Sales of PC hardware accessories, such as hard drives and modems, also have increased as consumers enhance their PCs. Egghead believes that new technologies such as these result in enhanced product offerings, generating demand for software and hardware products as these technologies are developed and brought to the marketplace.

     Off-Price Merchandise. Significant volumes of "off-price" merchandise, including refurbished, closeout, reconditioned and liquidation merchandise, are disposed of each year by manufacturers. Refurbished products are usually new products that have been returned to the manufacturer or to a factory authorized service center for inspection and, if necessary, repair. These products typically carry full applicable warranties. Closeout merchandise includes products that have or will shortly become obsolete typically due to the introduction of newer models or versions. Reconditioned merchandise is previously owned or operated products that have been restored and thoroughly tested to be in complete working order.

     Although the market for off-price merchandise is difficult to measure precisely, the PC market has been supplied by significant quantities of such products due to the short product life cycles and the prevalence of returned items through the consumer-retailing channel.

BUSINESS STRATEGY

     Egghead's objective is to become one of the leading retailers on the Internet of PC products and certain other consumer products and services. The key elements of the Company's strategy are as follows:

     Create a Web Superstore. Egghead believes its large assortment of current version and off-price PC and other consumer merchandise offerings on its three websites, which offer electronically downloadable software and an interactive auction format, constitute a comprehensive web-based computer superstore. Egghead intends to position the Company to take advantage of the projected growth in Internet commerce through marketing agreements, increased brand recognition and unique and compelling merchandise offers.

     Increase Market Awareness, Customer Loyalty and Brand Recognition. By focusing on customer service and striving to deliver the highest quality on-line experience to its customers, the Company seeks to expand its customer base and build strong customer loyalty. The Company believes that Egghead's brand name recognition in the categories associated with PC products will help the Company build customer traffic. To increase the market awareness of and traffic to the Egghead web sites, the Company intends to continue to enter into new marketing relationships and leverage existing relationships with leading online content providers, search engines and other commerce companies. These alliances and relationships include, but are not limited to, online promotions, interactive advertising and targeted e-mail.

     Broaden Existing Offerings. Egghead offers the convenience of one-stop shopping by providing its customers a broad selection of PC products including both current version and off-price merchandise. The Company believes that it can add to its existing categories of computer-related merchandise. In addition, Egghead has developed "direct-ship" programs with some of its suppliers through the use of electronic data interchange links allowing it to expand further its product offerings without increasing its inventory and handling costs or exposure to inventory risk. The Company is also continuing to increase the number of titles available for electronic software distribution

     Pursue Incremental Revenue Opportunities. Egghead believes there is significant opportunity to develop incremental revenue opportunities, including the expansion of the types of products offered, changing the product mix and adding additional services and products such as warranties and leasing arrangements. The Company has recently expanded its product offering to include a limited assortment of consumer electronics and other consumer products and will continue to evaluate other product categories and merchandise as potential additional offerings. The Company believes the Internet's electronic format is well suited to offering additional consumer products. The Company's auction format lends itself particularly well to the marketing of time-sensitive goods and services. Based on PC Meter survey's, Egghead believes its auction site is among the most frequently visited Internet auction sites.

     In addition, the Company intends to expand its sales to customers outside its current markets of the United States and Canada. The Company intends to explore the global nature of the Internet to build an international customer base, expand its recognition of its brand name and build strategic relationships globally.

     Utilize Emerging Technologies. Egghead intends to continue to invest substantial resources in developing, acquiring and implementing technology-driven enhancements to its online services and sites, including continuing to make its user interface faster, more user-friendly and intuitive while at the same time incorporating additional content and user options.

     Deliver Compelling Value to Customers. The Company seeks to deliver useful and easily accessible product information, customer service tools and competitive prices to enable customers to make informed purchases. In addition, the auction web site offers the customer compelling potential bargains and the ability to participate in the interactive nature and excitement of competitive bidding and "winning" an auction competition for desired merchandise. Egghead intends to continue improving the high-quality on-line experience of its web sites by expanding its product mix; adding relevant, and informative product information; maintaining simple, efficient search and navigation capabilities; offering a broad assortment of electronically transmittable software; and building its community of customers through better service, communication and technology. Egghead believes that in the aggregate its three web sites constitute an Internet-based "superstore" with a compelling value-oriented offer for computer products.

MARKETING AND SALES.

     The Company sells to consumers, businesses and resellers through its three web sites and the direct response division. Egghead seeks to raise consumer awareness of its online commercial activities through a combination of public relations, Internet-based advertising and marketing, aggressive pricing and unique merchandise assortments. The Company intends to continue to build its customer database and product offerings to encourage frequent repeat visits and purchases by consumers. The Company employs other media and promotional tools including:

     Customer Electronic Mail Broadcasts. Egghead actively markets to its own base of customers through e-mail broadcasts. Visitors to any of the Egghead sites may sign up for promotional and informational e-mail broadcasts, which include weekly announcements of sales and special promotions. As of June 18, 1998, the Company had over 1.5 million e-mail addresses which receive these weekly announcements.

     Internet Advertising. Egghead places advertisements on various high profile and high-traffic web sites. These advertisements take the form of banners and other graphical representations that encourage readers to click through directly to the Company's web sites.

     Catalogs. The Company distributes an internally produced newspaper-style catalog on a monthly basis to select current customers. These catalogs are distributed to customers in the United States and in a limited number of foreign customers. The in-house catalog is created with Egghead's own design team and production department using computer-based desktop publishing systems.

     Marketing Agreements. Egghead enters into marketing agreements to increase its access to online customers, to build brand recognition and to expand the Company's online presence. Egghead has entered into agreements with Yahoo!, USA.net, Geocities and Cnet, among others, to promote the Egghead web sites through their current search engines, community, information, and/or e-mail sites. The Company is aggressively pursuing other marketing and content arrangements.

     Egghead believes that its brand name recognition, competitive prices, range of products, user-friendly Internet sites, interactive auction format and well-trained direct response staff have enabled it to successfully develop its online presence.

MERCHANDISE AND PURCHASING.

   The Company currently offers a broad selection of current version and off-price PC hardware and software products. The Egghead site offers approximately 40,000 products, primarily current version PC hardware, software and related merchandise. The Surplusdirect site offers off-price PC products and consumer electronics merchandise. The Surplusauction site offers products in up to 15 weekly auctions. Egghead believes that its three web sites and direct response division offer the consumer great value at every point in a product's life cycle. In moving products through their life cycle to the different web sites, and especially when utilizing the auction format, the Company is rotating the merchandise offering on its web sites, keeping the sites fresh and appealing and encouraging customers to revisit the sites frequently.

   Egghead purchases a significant amount of its current version PC products from distributors. Products from these distributors are primarily purchased on an order-fulfilled basis and the distributor ships the product directly to the customer, allowing Egghead to expand its product offering without increasing its inventory and handling costs or exposure to inventory obsolescence. Purchases from Ingram Micro, Inc., a distributor of computers and related products, accounted for approximately 11% of the Company's aggregate merchandise purchases for fiscal 1998. No other supplier accounted for more than 7.5% of purchases in fiscal 1998. Egghead has no long-term contracts or arrangements with its vendors that guarantee availability of merchandise for its web sites. There can be no assurance that the Company's current vendors will continue to sell merchandise to Egghead or otherwise to provide merchandise for resale by the Company or that Egghead will be able to establish new vendor relationships that ensure merchandise will be available for resale by the Company.

   Significant volumes of excess merchandise, including refurbished, closeout, reconditioned and liquidation merchandise are disposed of each year by manufacturers. Manufacturers are receptive to new sales channels to liquidate these types of goods, typically at discounted prices. Through the Company's web sites, Egghead can provide manufacturers and publishers with an alternative means of generating incremental sales without creating channel conflict or undermining product image, while providing cost-conscious customers with recognizable values in discounted computer products. Egghead believes a well-coordinated merchandise assortment is key to its success. The Company employs a staff of buyers with extensive experience in purchasing computer, consumer and surplus products to maintain a satisfactory mix and quantity of inventory and acceptable product availability. The end-of-life and excess merchandise market is characterized by the inconsistency of product supply from any one source and the inability to predict availability of products with any degree of certainty. Egghead has no long-term contracts or arrangements with its vendors that ensure the availability of excess merchandise.

   The Company offers approximately 40,000 skus in the following categories:

   PC Hardware. Egghead offers PCs, including IBM- and Macintosh-compatible desktops and notebooks. In addition the Company sells laser, laser jet and color jet printers, color and black and white monitors, and flatbed scanners.

   PC Software. Egghead offers a wide variety of computer software packages in the business and personal productivity, utility, language, educational and entertainment categories, including word processing, spreadsheet, and database software. Egghead also offers as many as 1,500 titles of software through electronic distribution. This service allows the consumer to place on order for selected software products online and to have the products downloaded directly onto his or her PC through purely electronic means.

   PC Accessories and Supplies. Egghead sells memory chips, disc drives, CD-ROMs, multimedia accessories, modems, video and sound cards, cables and various other computer accessories and supplies.

   Consumer Electronics. Egghead sells televisions, audio and car stereo equipment, facsimile machines, answering machines, telephones, video cameras and photography equipment. The Company is continuing to expand its offerings of consumer electronics.

   Consumer Warranties on Egghead Purchases. Egghead offers competitively priced extended warranties for the majority of the PC hardware and consumer electronics products sold through the Company's three web sites and direct response division.

TECHNOLOGY

     Egghead has implemented an array of site management, search, customer interaction, transaction-processing and fulfillment services and systems using a combination of its own proprietary technologies and third-party systems. The Company's current strategy is to focus its resources on creating and enhancing the current systems and to license commercially developed technology where available and appropriate. The Company uses a set of applications for accepting and validating customer orders, organizing placing and managing orders with suppliers, managing inventory, assigning inventory to customer orders, creating distribution processing instructions, managing shipment of product to customers based on various order criteria and managing and tracking customer orders and balances. These applications also manage the process of accepting, authorizing and charging customer credit card orders with an address verification and approval system provided by a third party.

     Egghead uses a set of continuously running application programs that manage the auctions and sales, update merchandise web pages to show the currently winning bidders and list currently active and recent winning and losing bids. Egghead has developed a set of e-mail applications for sending broadcast e-mails to customers on a frequent basis. This software extracts e-mail addresses from the Company's mailing list, sends e-mails to the designated recipients and automatically services request from customers requesting to be added to or removed from the mailing list.

     A group of systems administrators and network managers monitor and operate Egghead's three web sites, transaction processing systems and network operations. The continued uninterrupted operation of the Egghead web sites and transaction-processing systems is essential to its business and it is the job of the site operations staff to ensure, to the greatest extent possible, their reliability. Egghead uses the service of two Internet service providers to obtain connectivity to the Internet over multiple dedicated lines.

     For a description of certain management information system issues facing the Company related to the Year 2000, see "Additional Factors that May Affect Future Results Risks Relating to Year 2000 Compliance" and " Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000 Compliance Information."

COMPETITION

     The retailing of computers and related products is highly competitive. Egghead expects competition to increase as retailers, vendors, manufacturers and direct marketers who have not traditionally sold computer and related products directly to the consumer through the Internet enter this market segment. The electronic commerce market is new, rapidly evolving and intensely competitive, and Egghead expects this to continue in the future. Egghead currently competes with a variety of other companies which sell PC products and other consumer goods through different sales formats to customers. These competitors include
(i) companies offering Internet auctions or sales, such as ONSALE, and Microwarehouse, (ii) catalog companies such as CDW Computers Centers, Inc., Insight Enterprises, Inc., Multiple Zones, Inc. , and Creative Computers, Inc. , which also operate Internet commerce sites, (iii) traditional PC products retailers including CompUSA and Computer City, (iv) manufacturers such as Dell or Gateway Computers who sell directly to the consumer, and (v) other Internet commerce reseller sites such as Software.net and Cyberian Outpost. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

     Egghead believes that the principal competitive factors affecting its market include its ability to secure merchandise for sale, attract new customers to its site at favorable customer acquisition costs, operate its three web sites in an uninterrupted manner, and develop and enhance its three web sites, and the quality of customer service. Although the Company believes that it currently competes with respect to such factors, there can be no assurance that Egghead can maintain its competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company's.

DISTRIBUTION

     Distribution Center. Activities performed in Egghead's approximately 46,000 square feet of distribution space in Vancouver, Washington, include receipt and shipping of product, packaging of computer systems, and processing of returned products. As part of its previously announced retail store closure, the Company closed its Sacramento, California warehouse facility on May 23, 1998.

     Direct-Ship. Egghead has established relationships with some distributors to direct ship products directly to the customer, which reduces physical handling by the Company. Such direct shipments are not apparent to the customer. This inventory management technique has allowed Egghead to offer a greater range of products without increased inventory requirements or risk of obsolescence.

CLOSURE OF RETAIL NETWORK AND DOWNSIZING

     On January 28, 1998, Egghead announced a change of its name to Egghead.com, Inc. and shifting of its business emphasis to Internet commerce. As part of this transition, Egghead closed its remaining stores in its retail network on February 28, 1998 and its distribution center in Sacramento, California on May 23, 1998. In addition, the Company combined its management and operations with those of Surplus Direct, a subsidiary of the Company acquired on August 14, 1997. Related to this restructuring, the Company recorded, in the fourth quarter of fiscal 1998, a one-time charge against earnings of $37.6 million.
The expense includes approximately $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for closure of the Sacramento, California distribution center, and $2.2 million for severance, fixed asset disposals and other miscellaneous expenses related to the reduction of the Company's headquarters operation.

     The closing of the Company's retail store network and the loss of ongoing revenue from its retail stores, the combination of the management and operations of the Company with those of Surplus Direct and the shift of the Company's business emphasis to Internet commerce involve substantial risks. These activities may cause management distraction and operational disruption. The retail division of the Company contributed $216.3 million and $ 340.5 million in net sales for fiscal years 1998 and 1997, respectively. Although the Company's retail store division contributed a majority of the net revenues of the Company during fiscal 1998 and 1997, the closure of the Company's retail store network has eliminated the possibility of ongoing revenues and related operating expenses associated with the Company's retail store channel. During fiscal 1998 and 1997, the retail store operating expenses, not including overhead of the headquarters and distribution facilities, was approximately $29.0 million and $50.0 million, respectively. There can be no assurance that the elimination of the Company's retail store network as a source of revenue will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Although the Company's Internet commerce site sales have grown significantly in recent periods, these sales represent a relatively small percentage of the Company's historical total sales and there can be no assurance that similar growth, if any, will be obtained in the future.

     In connection with the closure of the retail store division, the Company also combined management and operations with the objective of reducing its headquarters personnel and distribution costs. These actions are anticipated to reduce headquarters and distribution expense by approximately $38.0 million on an annualized basis as compared to fiscal 1998. There can be no assurance, however, that such expense reductions will be achieved or that expenses will not increase as a percentage of revenue. Actual results may differ materially from those anticipated as a result of several factors, including, among others, risks associated with the closing of the Company's retail network, risks associated with the Company's limited Internet operating history and other factors set forth in "Additional Factors that May Affect Future Results."

SALES TAX.

     Egghead currently collects sales tax on sales of products delivered to residents in the state of Washington. Various states have tried to impose, on direct marketers, the burden of collecting sales taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods from out of state locations by parcel post and interstate common carriers. It is possible that legislation may be passed to overturn the United State Supreme Court's decision or the Court may change its position. Additionally, it is currently uncertain as to whether electronic commerce, which will likely include the Company's Internet web sites' sales activities, will be subject to state sales tax. The imposition of new sales tax collection obligations on the Company in states to which it ships products would result in additional administrative expenses to the Company and could result in price increases to the customer and in a competitive disadvantage.

TRADEMARKS AND TRADE NAMES

     EGGHEAD(R)," "EGGSPERT(R)," "SURPLUS SOFTWARE(R)," "SURPLUS DIRECT(R)" "All You Need to Know(R)," the "PROFESSOR EGGHEAD(R)," and the GRANNY PINCHEPENNY designs and "EGGCESSORIES(R)" are registered in the United States Patent and Trademark Office as service marks or trademarks of Egghead. Egghead also does business under the trade names "Surplus Direct," "Surplus Auction," "Egghead Computer," "Egghead Software," "Egghead Discount Software," and "Mac's Place at Egghead." In addition, Egghead is the owner of a number of common law trademarks and service marks, including "SOFTWARE ASSET MANAGEMENT/SM/," "SAM/SM/," "CUE/SM/," "EGGHEAD(R) EXPRESS/TM)/," "EGG CARTON/TM/," and certain "EGG" combination words. Egghead believes the strength of its trademarks and service marks benefits its business and intends to continue to protect and promote its registered and common law trademarks and service marks.

EMPLOYEES

     As of March 28, 1998, the Company had approximately 337 employees, including 102 employees who subsequently were terminated or left the Company in connection with the restructuring. Egghead's employees are not represented by a collective bargaining unit. Egghead believes that its employee relations are generally good. Competition for qualified personnel in the Company's industry is intense, particularly for software development and other technical staff.
The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. See "Additional Factors that May Affect Future Results Management of Growth" and "- Dependence on Key Personnel."

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information contained in this filing on Form 10-K, the following factors could affect the Company's actual results and could cause such results to differ materially from those achieved in the past or expressed in the Company's forward-looking statements.

Company's Limited Internet Operating History; Anticipated Losses

     Egghead recently shifted its business emphasis to the Internet and closed
its remaining retail store network.   Egghead has a limited operating history on
which to base an evaluation of its business and prospects as an Internet commerce-based company. Egghead's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development and growth, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for Egghead include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, Egghead must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its web sites, provide superior customer service and order fulfillment, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that Egghead will be successful in addressing such risks.

     Egghead's revenue depends substantially upon the level of visits to the web sites and the level of sales and bidding activity on its auction site, which is in turn related to the expansion of the Company's customer base and the availability of merchandise from the Company's vendors. This availability is difficult to forecast with any degree of certainty. Accordingly, a substantial reduction in merchandise availability would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the Company has plans to expand marketing efforts to enhance its brand name, increase its visibility on other companies' web sites, purchase larger volumes of merchandise to be sold on the sites, improve and enhance its technology and transaction-processing systems and support its infrastructure which may result in operating expenses that are higher than its current levels. As a result, Egghead expects to experience substantial quarterly net losses through at least the year 2000. There can be no assurance that increases in such operating expenses will be offset by increased revenues; accordingly, Egghead's business, prospects, financial condition and results of operations could be materially adversely effected. Further, in view of the rapidly evolving nature of Egghead's business and its limited Internet operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Rapid Evolution of Internet Commerce and Related Technology.

     The Internet and electronic commerce industries are characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies, and the emergence of new industry standards and practices that could render Egghead's web sites and the technology they utilize obsolete. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of the Egghead web sites. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of web site and other proprietary technology entails significant technical, financial and business risks. There can be no assurance that Egghead will successfully implement new technologies or adapt its web sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If Egghead is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     The success of Egghead's services will depend in large part upon the continued development of an infrastructure for providing Internet access and services. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols intended to handle increased levels of Internet activity or due to governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed or that, if they are developed, the Internet will become a viable marketing and sales channel for the types of products and services that Egghead offers on its web sites. If the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed or if the Internet does not become a viable commercial marketplace, the Company's business, prospects, financial condition and results of operations may be materially adversely effected.

Management of Potential Growth.

     Egghead is operating in the rapidly evolving and changing industry of online commerce and, therefore, anticipates that further expansion may be required to address potential growth in its customer base, to expand its product and service offerings and to pursue other market opportunities. In order to manage the expected growth of its operations, the Company may be required to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls on a timely basis and to train, manage and expand its employee base. Further, Egghead's management will be required to maintain relationships with various merchandise vendors, freight companies, warehouse operators, other web sites and services, Internet service providers, and other third parties to maintain control over the strategic direction of the Company in a rapidly changing environment. The Company has recently reduced its work force in connection with its restructuring and closure of its remaining retail stores and the Sacramento distribution center. There can be no assurance that Egghead's current personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully. If Egghead is unable to manage growth effectively, the Company's business, prospects, financial condition and results of operations may be materially adversely effected.

Competition.

     The retailing of computers and related products is highly competitive. Egghead expects competition to increase as retailers, vendors, manufacturers and direct marketers who have not traditionally sold computer and related products directly to the consumer through the Internet enter this market segment. The electronic commerce market is new, rapidly evolving and intensely competitive, and Egghead expects this to continue in the future. Egghead currently competes with a variety of other companies which sell PC products and other consumer goods through different sales formats to customers. These competitors include
(i) companies offering Internet auctions or sales, such as ONSALE, and Microwarehouse, (ii) catalog companies such as CDW Computers Centers, Inc., Insight Enterprises, Inc., Multiple Zones, Inc. , and Creative Computers, Inc., which also operate Internet commerce sites, (iii) traditional PC products retailers including CompUSA and Computer City, (iv) manufacturers such as Dell or Gateway Computers who sell directly to the consumer, and (v) other Internet commerce reseller sites such as Software.net and Cyberian Outpost. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

     Egghead believes that the principal competitive factors affecting its market include its ability to secure merchandise for sale, attract new customers to its site at favorable customer acquisition costs, operate its three web sites in an uninterrupted manner, and develop and enhance its three web sites, and the quality of customer service. Although the Company believes that it currently competes adequately with respect to such factors, there can be no assurance that Egghead can maintain its competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company's.

     Current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. In addition, manufacturers might elect to sell or liquidate their products directly over the Internet. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect the Company's business, prospects, financial condition and results of
operations.   Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than Egghead. As a result, they may be able to secure merchandise from vendors on more favorable terms than the Company, and they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sales of their merchandise than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

Business Interruption; Reliance on Management Information Systems.

     The Company's success is largely dependent upon its communications equipment and computer hardware, substantially all of which is located at a leased facility in Hood River, Oregon. The Company's systems are vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. Egghead's coverage limits on its property and business interruption insurance may not be adequate to compensate the Company for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electrical break-ins, attempts by third parties deliberately to exceed the capacity of the Company's systems and similar disruptive problems. Computer viruses, break-ins or other problems could lead to interruption, delays, loss of data or the inability to accept and confirm customer orders. Although Egghead has full data backup , a substantial interruption in these systems or in the Company's telephone communication systems would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Market Acceptance of Internet Commerce.

     The market for Internet products and services has only recently begun to develop and is rapidly changing. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. The success of Egghead's web sites will depend upon the adoption of the Internet as a medium for commerce by a broad base of consumers and vendors. There can be no assurance that widespread acceptance of Internet commerce in general, or of Egghead's web sites in particular, will occur. Egghead has historically relied on consumers and vendors who have historically used traditional means of commerce to purchase merchandise. For the Company to be successful, these consumers and vendors must accept and utilize new ways of conducting business and exchanging information. In addition, vendors must be persuaded to adopt new selling models. Moreover, critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may effect the growth of Internet use or the attractiveness of conducting commerce online. There can be no assurance that there will be broad acceptance of the Internet as an effective medium for commerce by consumers and vendors or that the markets for Egghead's web sites will develop successfully or achieve widespread acceptance. If the market for Internet-based online commerce fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's web sites do not achieve market acceptance, Egghead's business, prospects, financial condition and results of operations may be materially adversely effected.

Internet Commerce Security Risk.

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Egghead relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruption in the Company's operations. Egghead may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third party contractors involve the storage and transmission of proprietary information such as credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition or results of operations.

Dependence on Vendors, Distributors and Certain Supply Sources.

     Egghead is currently entirely dependent upon vendors to supply it with merchandise for sale through the Company's three web sites. The Company acquires products for resale both directly from manufacturers and indirectly through distributors. Purchases from Ingram Micro, Inc., a distributor of computers and related products, accounted for approximately 11% of the Company's aggregate merchandise purchases for fiscal 1998. No other supplier accounted for more than 7.5% of purchases in fiscal 1998. Egghead has no long-term contracts or arrangements with its vendors that guarantee availability of merchandise for its web sites. There can be no assurance that the Company's current vendors will continue to sell merchandise to Egghead or otherwise to provide merchandise for resale by the Company or that Egghead will be able to establish new vendor relationships that ensure merchandise will be available for resale by the Company. Egghead also relies on many of its vendors to ship merchandise to customers. The Company has limited control over the shipping procedures of its vendors, and shipments by these vendors have often been subject to delays. Although most merchandise sold by Egghead carries a warranty supplied either by the manufacturer or the vendor and the Company is not obligated to accept merchandise returns, Egghead in fact has accepted returns from customers for which the Company did not receive reimbursements from its vendors or manufacturers. If the Company is unable to develop and maintain satisfactory relationships with vendors on acceptable commercial terms, if the Company is unable to obtain sufficient quantities of merchandise, if the quality of service provided by such vendors falls below a satisfactory standard or if the Company's level of returns exceeds its expectations, the Company's business, prospects, financial condition, and results of operations will be materially adversely effected.

Reliance on Third Parties.

     In addition to its merchandise vendors, Egghead's operation depends on a number of third parties. Egghead has limited control over these third parties. The Company does not own a gateway onto the Internet, but instead relies on an Internet service provider to connect Egghead's web sites to the Internet. From time to time, Egghead has experienced temporary interruptions in its web site connection and also its telecommunications access. Continuous or prolonged interruptions in the Company's web site connections or in its telecommunications access would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Egghead's web site software depends on operating systems, data base and server software that was developed and produced by and licensed from third parties. The Company has from time to time discovered errors and defects in the software from third parties and, in part, relies on these third parties to correct these errors and defects in a timely manner. A significant portion of the sales for which Egghead is responsible is fulfilled by third party distribution centers. Accordingly, any service interruptions experienced by these warehouses as a result of labor problems or otherwise could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Egghead uses United Parcel Service as its primary delivery service for its products. Should United Parcel Service or any other material carrier be unable to deliver the Company's products for a sustained time period as a result of a strike or other reasons, Egghead's business, prospects, financial condition or results of operations may be adversely effected. First USA Bank, through its relationship with Paymentech, is the Company's sole processor of credit card transactions.
If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or the quality of products and services provided by such third parties falls below a satisfactory standard, the Company's business, prospects, financial condition and results of operations may be materially adversely effected.

Dependence on Key Personnel.

     The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly George P. Orban, its Chief Executive Officer and Chairman of the Board. The Company's employment contract with Mr. Orban will expire on August 31, 1998. Mr. Orban has an option to continue with the Company for an additional five months as an independent contractor. The loss of services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition or results of operations.

Risks Associated with the Closing of the Retail Network and Subsequent Loss of Ongoing Retail Revenue.

     On January 28, 1998, Egghead announced a change of its name to Egghead.com, Inc. and shifting of its business emphasis to Internet commerce. In this transition, Egghead closed its remaining retail store network and its
distribution center in Sacramento, California.   In addition, the Company
combined its management and operations with those of Surplus Direct, a subsidiary of the Company acquired on August 14, 1997. The Company recorded a one-time charge against earnings of $37.6 million in the fourth quarter ending March 28, 1998, related to this restructuring. The expense includes approximately $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for closure of the Sacramento, California warehouse, and $2.2 million severance, fixed asset disposals and other miscellaneous expenses related to the reduction of the Company's headquarters operation. The closing of the Company's retail store network and the loss of ongoing revenue from its retail stores, the combination of the management and operations of the Company with those of Surplus Direct and the shift of the Company's business emphasis to Internet commerce involve substantial risks. These activities may cause management distraction and operational disruption. The retail division of the Company contributed $216.3 million and $340.5 million in net sales for fiscal years 1998 and 1997, respectively. Although the Company's retail store division contributed a majority of the net revenues of the Company during fiscal 1998 and 1997, the closure of the Company's retail store network has eliminated the possibility of ongoing revenues and related operating expenses associated with the Company's retail store channel. There can be no assurance that the elimination of the Company's retail store network as a source of revenue will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Although the Company's Internet commerce site sales have grown significantly in recent periods, these sales represent a relatively small percentage of the Company's historical total sales and there can be no assurance that similar growth, if any, will be obtained in the future.

Risks Relating to Year 2000 Compliance.

     Several currently installed computer systems and software products, including several used by Egghead, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Therefore, the Company's date critical functions related to the year 2000 and beyond, such as sales, distribution, purchasing, inventory control, marketing, product management and financial systems may be adversely affected unless these computer systems are or become year 2000 compliant. Egghead is in the process of preparing its computer-based systems for the year 2000 and is developing a plan to utilize both internal and external resources, to identify, correct, replace or reprogram, and test its systems for year 2000 compliance in advance of the year 2000. In addition, the Company has begun upgrading certain critical data processing systems and, to the extent necessary, is evaluating a possible replacement of various existing software applications over the next two years with software that would be year 2000 compliant.
Egghead continues to evaluate the estimated costs associated with these efforts based on the costs of past programming changes and does not expect the future costs of resolving its internal year 2000 problems to be material. The Company currently expects the project to be complete in 1999. However, no assurance can be given that the Company's computer systems will be year 2000 compliant in a timely manner or that the Company will not incur significant additional expenses pursuing year 2000 compliance. Furthermore, even if the Company's systems are year 2000 compliant, there can be no assurance that the Company will not be adversely affected by the failure of other companies and third party service providers to become year 2000 compliant or by the failure of the Company's vendors to provide year 2000 compliant products for resale by Egghead. There can be no guarantee that the systems of other companies, on which the Company relies, will be converted timely and will not have an adverse effect on the Company's systems. Despite the Company's efforts to date, there can be no assurance that the year 2000 problem will not have a material adverse effect on Egghead in the future.

Risks Associated With Domain Names.

     The Company currently holds various web domain names relating to its brand, including the Egghead.com, Suplusdirect.com and Surplusauction.com domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the ".com," ".net," and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in all countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability could have a material adverse effect on the Company's business, prospects, financial condition or results of operations.

Government Regulation and Legal Uncertainties.

     Egghead is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services, which could increase Egghead's cost of doing business, or otherwise have an adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. In addition, as Egghead's service is available over the Internet in multiple states and can be accessed in foreign countries, and as Egghead sells to numerous consumers resident in such states and if in the future it sells into foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country. The web sites are currently qualified to do business in two states and failure by the Company to qualify as a foreign corporation in a jurisdiction which subsequently claims it is required to do so could subject the Company to taxes and penalties. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Risks of International Expansion.

     Egghead, over time, intends to expand its presence in foreign markets. To date, the Company has only limited experience in sourcing, marketing and distributing products on an international basis and in developing localized versions of its web sites and other systems. Egghead is currently exploring options for expanding internationally, including, but not limited to establishing international facilities and operations, promoting its brand internationally, developing localized versions of its three web sites, sourcing product distribution and cash settlements to third party providers and determining other needs for sourcing, marketing and distributing products in foreign markets. The Company may incur substantial costs in implementing its final plans for international expansion. There can be no assurance that the Company's international efforts will be successful. If the revenues resulting from international activities are inadequate to offset the expense of establishing and maintaining foreign operations, such inadequacy could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations and, consequently, the Company's business, prospects, financial condition and results of operations.

ITEM 2.   PROPERTIES

     Egghead's principal, merchandising and marketing facilities are located in Portland, Oregon under leases that expire February 2001. The Portland leases can be terminated upon 90 days notice. The Company's engineering and customer service facilities are located in Hood River, Oregon under leases that expire February 1999. The accounting, legal and human resource facilities of Egghead are located in Liberty Lake, Washington under a lease that expires October 1998 with automatic renewals through April 1999. The Company's primary warehousing operations are housed in an approximately 46,000 square-foot facility in Vancouver, Washington under a lease that expires in July 1999. The Company closed its distribution facility in Sacramento, California on May 23, 1998 in connection with the closure of the retail store network and related corporate restructuring. The Company anticipates that it will require additional administrative, customer service, engineering and merchandising space within the next 18 months, but that suitable additional space will be available on commercially reasonable terms, although there can be no assurance in this regard. The Company also owns a commercial building in Kalispell, Montana, which is currently being marketed for sale. Egghead sold its commercial building in Liberty Lake Washington, previously the Company's administrative headquarters, on May 1, 1998 for approximately $7.5 million. Compliance with federal, state and local laws enacted for protection of the environment has had no material effect on Egghead's capital expenditures, earnings or competitive position. Egghead does not anticipate any material adverse effects in the future based on the nature of its operations and the current focus of such laws.

ITEM 3.   LEGAL PROCEEDINGS

     On May 4, 1998, a complaint was filed naming the Company's wholly owned subsidiary, Surplus Direct, as a defendant. The complaint alleges breach of contract, promissory, estoppel, a claim for lost wages, misrepresentation, and unlawful employment practices. The plaintiffs in this lawsuit are five of Surplus Direct's former employees. A former manager of Surplus Direct is also named individually in the complaint. The suit alleges that Surplus Direct failed to act in good faith and fair dealing, and used unlawful employment practices that included national origin and age discrimination, and wrongful termination. The plaintiffs collectively seek damages in an amount exceeding $1.1 million, plus attorneys' fees. The suit was filed in the Multnomah County Circuit Court of the State of Oregon. The Company intends to defend itself against the lawsuit vigorously.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 1998.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

MARKET AND MARKET PRICE FOR COMMON STOCK

     Egghead's common stock, $0.01 par value, is traded over the counter under the symbol EGGS and is quoted as part of the NASDAQ National Market System.

     The Egghead common shares are quoted on the NASDAQ National Market. The table below sets forth for the periods indicated the high and low sale prices per Egghead common share on the NASDAQ National Market as reported in published financial sources. For current price information, the Egghead shareholders are urged to consult publicly available sources.

                                                             HIGH                    LOW
                                                             ----                    ---
FISCAL 1998 (ENDED MARCH 28, 1998):

Fourth Quarter....................................          $12.19                   $5.88
Third Quarter.....................................           11.00                    5.94
Second Quarter....................................            9.75                    3.81
First Quarter.....................................            5.13                    3.75

FISCAL 1997 (ENDED MARCH 29, 1997):
Fourth Quarter....................................            6.00                    4.38
Third Quarter.....................................            6.63                    5.00
Second Quarter....................................           10.88                    5.88
First Quarter.....................................           13.63                    9.50

     HOLDERS

     The approximate number of holders of record of Egghead's common stock as recorded on the books of Egghead's Registrar and Transfer Agent as of May 23, 1998 was 1,050.

     DIVIDENDS

     No cash dividends were declared or paid by Egghead during any of the periods presented above. Egghead presently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings for use in its business operations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data of Egghead have been derived from Egghead's historical consolidated financial statements. Egghead uses a 52/53-week fiscal year ending on the Saturday nearest March 31. All Statement of Operations amounts reflect the Corporate, Government and Education division activities as discontinued operations as this division was sold on May 13, 1996. The selected financial data presented below should be read in conjunction with such consolidated financial statements and the notes thereto. See also " Management's Discussion and Analysis of Financial Condition and Results of Operations General" and "--Closure of Retail Network and Downsizing."

STATEMENT OF OPERATIONS DATA:
                                                                                        FISCAL YEAR
                                                               -----------------------------------------------------------
                                                                    1994        1995        1996        1997        1998
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Net sales......................................................   $373,510    $434,021    $403,841    $360,715    $293,079
Cost of sales.................................................     303,039     361,567     334,579     304,251     257,175
                                                                  --------    --------    --------    --------    --------
Gross margin...................................................     70,471      72,454      69,262      56,464      35,904

Selling and marketing expense..................................     56,627      54,256      60,363      57,352      48,571
General and administrative expense.............................     19,464      19,594      22,133      24,065      19,495
Depreciation and amortization expenses.........................      7,603       7,363       7,569       7,352       5,809

Provision for restructuring and impairment costs...............         --          --          --      15,597      19,500
Provision for shareholder litigation...........................      1,200          --          --          --          --
                                                                  --------    --------    --------    --------    --------
Operating loss.................................................    (14,423)     (8,759)    (20,803)    (47,902)    (57,471)

Theft insurance recovery.......................................         --       1,650          --          --          --
Other (expense) income.........................................        723       1,712       2,652       3,729       2,940
                                                                  --------    --------    --------    --------    --------
Loss from continuing operations before income taxes............    (13,700)     (5,397)    (18,151)    (44,173)    (54,531)
Income tax benefit (provision).................................      5,343       2,106       7,030      (4,788)          -
                                                                  --------    --------    --------    --------    --------
Loss from continuing operations................................     (8,357)     (3,291)    (11,121)    (48,961)    (54,531)

Income (loss) from discontinued operations, net of tax.........      7,843       5,959         376     (12,254)      4,300
Gain on disposal of discontinued operations, net of tax........         --          --          --      22,286
                                                                  --------    --------    --------    --------
Income (loss) from discontinued operations.....................      7,843       5,959         376      10,032       4,300
                                                                  --------    --------    --------    --------    --------
Net income (loss) before cumulative effect of change in
 accounting principles.........................................       (514)      2,668     (10,745)    (38,929)    (50,231)

Cumulative effect of change in accounting principles, net of
 tax...........................................................         --          --          --        (711)
                                                                  --------    --------    --------    --------    --------
Net income (loss)..............................................   $   (514)   $  2,668    $(10,745)   $(39,640)   $(50,231)
                                                                  ========    ========    ========    ========    ========
Basic earnings (loss) per share:
  Continuing operations........................................   $  (0.49)   $  (0.19)   $  (0.64)   $  (2.78)   $ $(2.60)
  Discontinued operations, net.................................   $   0.46    $   0.34    $   0.02    $    .57    $   0.20
  Cumulative effect of change in accounting principle, net.....         --          --          --        (.04)         --
                                                                  --------    --------    --------    --------    --------
Net income (loss) per share....................................   $  (0.03)   $   0.15    $  (0.62)   $  (2.25)   $  (2.40)
                                                                  ========    ========    ========    ========    ========
  OPERATING DATA:
  Number of retail stores:
Open at end of period..........................................        189         169         164          87           0
Opened during period...........................................          3          --          10           7           2
Closed during period...........................................         19          20          15          84          89
Weighted average number open during period(1)..................        197         178         166         145          78

  BALANCE SHEET DATA:
  Total assets.................................................   $256,010    $270,141    $281,555    $175,520    $131,387
  Shareholders' equity.........................................    143,416     146,416     139,269     100,047      86,087

_______________
(1) Calculated by dividing the total number of store months open during the period by 12.

                See Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. When used in this report and elsewhere by management, from time to time, the words "believes," "plans," estimates," "intends," "anticipates," "seeks," and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Additional Factors That May Affect Future Results." Particular attention should be paid to the cautionary statements involving the Company's limited Internet operating history, the rapid evolution of Internet commerce and related technology, management of potential growth, the intensely competitive nature of the business of selling PC software, hardware and related products, and of the electronic commerce business, Egghead's dependence on vendors, distributors and certain supply sources and risks associated with the closing of the Company's retail store network and the combination of the
management and operations of the Company with those of Surplus Direct.   Readers
are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

GENERAL

     Egghead is one of the leading on-line resellers of PC hardware, software, peripherals and accessories to consumers and businesses. The Company sells a broad selection of PC hardware and software products, as well as other consumer merchandise, through three Internet websites, the Egghead.com site, the Surplusdirect.com site and the Surplusauction.com site, and a direct response division. These products consist of current and off-price merchandise including excess, closeout, refurbished, and reconditioned goods. In order to enhance its Internet presence and expand its product offering, Egghead acquired Surplus Direct on August 14, 1997. On January 28, 1998, Egghead announced that it would change its name to Egghead.com, Inc.; shift its business emphasis to Internet commerce; close its remaining retail network of 80 stores; close its distribution center in Sacramento, California; and combine its management and operations with those of Surplus Direct.

     Egghead, a Washington corporation, was incorporated in 1988 and is the successor to a corporation that was incorporated in Washington in 1984. Unless the context indicates otherwise, references to Egghead or the Company include Egghead and its wholly owned subsidiaries.

     Egghead operates three electronic commerce sites, Egghead.com, Surplusdirect.com and Surplusauction.com, which in the aggregate were ranked by PC Meter as the sixth most visited at-home shopping sites on the Internet during May 1998. These interlinked web sites represent Egghead's Internet "superstore," where customers can choose from a large assortment of products, sourced, priced and configured to meet a wide variety of needs.

     Egghead also operates a 1-800 customer service center which responds to inbound telephone calls and inquiries from consumers as well as corporate, government, reseller and educational institution customers and takes orders for the same hardware and software products that are offered on the Company's web sites. These inquiries are mainly generated by the Company's promotional efforts which include both online and traditional advertising, principally through the limited circulation of its catalogs. Egghead ships merchandise purchased through the 1-800 service directly to the customer from Egghead's distribution center in Vancouver, Washington or from third-party distributors.

     The Company's web sites and 1-800 customer service center are referenced as "ongoing" operations in the following discussion of financial condition and results of operations. "Continuing" operations includes the retail store network during its existence and the ongoing operations, but excludes the corporate, government and educational (`CGE") division which the Company sold in FY 97 and the CGE division is referred to as "discontinued" operations

CLOSURE OF RETAIL NETWORK AND DOWNSIZING

     The Company recorded a loss from continuing operations of $11.1 million in fiscal 1996. During fiscal 1997, the Company sold the CGE division for $45.0 million, not including proceeds from collection of related accounts receivable and liquidation of related inventory. In response to retail store network losses, in February 1998, Egghead closed 70 retail stores and recorded a related $24.0 million restructuring and asset impairment charge in fiscal 1997. Including these charges, the Company's fiscal 1997 loss from continuing operations was $49.0 million. During fiscal 1998, the Company operated up to 89 retail stores, a direct response and catalog/mail-order center and a limited Internet commerce department. On January 28, 1998, Egghead announced a change of its name to Egghead.com, Inc. and shifting of its business emphasis to Internet commerce. As part of this transition, Egghead closed the remaining stores in its retail network on February 28, 1998 and its distribution center in Sacramento, California on May 23, 1998. In addition, the Company combined its management and operations with those of Surplus Direct, a subsidiary of the Company acquired on August 14, 1997. Related to this restructuring, the Company recorded, in the fourth quarter of fiscal 1998, a one-time charge against
earnings of $37.6 million.   The expense includes approximately $17.1 million
for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for closure of the Sacramento, California distribution center, and $2.2 million for severance, fixed asset disposals and other miscellaneous expenses related to the reduction of the Company's headquarters operation.

     The closing of the Company's retail store network and the loss of ongoing revenue from its retail stores, the combination of the management and operations of the Company with those of Surplus Direct and the shift of the Company's business emphasis to Internet commerce involve substantial risks. These activities may cause management distraction and operational disruption. The retail division of the Company contributed $216.3 million and $340.5 million in net sales and $25.6 million and $52.8 million of gross margin for fiscal years 1998 and 1997, respectively. Although the Company's retail store division contributed a majority of the net revenues of the Company during fiscal 1998 and 1997, the closure of the Company's retail store network has eliminated the possibility of ongoing revenues and related operating expenses associated with the Company's retail store channel. During fiscal 1998 and 1997, the retail store operating expenses, not including overhead of the headquarters and distribution facilities, were approximately $29.0 million and $50.0 million, respectively. There can be no assurance that the elimination of the Company's retail store network as a source of revenue will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Although the Company's Internet commerce site sales have grown significantly in recent periods, these sales represent a relatively small percentage of the Company's historical total sales and there can be no assurance that similar growth, if any, will be obtained in the future.

     In connection with the closure of the retail store division, the Company also combined management and operations with the objective of reducing its headquarters personnel and distribution costs. These actions are anticipated to reduce headquarters and distribution expense by approximately $38.0 million on an annualized basis as compared to fiscal 1998. There can be no assurance, however, that such expense reductions will be achieved or that expenses will not increase as a percentage of revenue. Actual results may differ materially from those anticipated as a result of several factors, including, among others, risks associated with the closing of the Company's retail network, risks associated with the Company's limited Internet operating history and other factors set forth in "Additional Factors that May Affect Future Results."

RESULTS OF OPERATIONS

     Overview

     Egghead reported a total net loss for fiscal 1998 of $50.2 million compared to total net losses of $39.6 million and $10.7 million for fiscal 1997 and fiscal 1996, respectively. On a pre-tax basis, the loss from continuing operations for fiscal 1998 was $54.5 million ($21.9 million excluding restructuring charges) compared to a net loss for fiscal 1997 of $44.2 million ($20.2 million excluding restructuring and impairment charges) and a net loss of $18.2 million for fiscal 1996. The fiscal 1998 restructuring charge of $37.6 million was partially offset by $5.0 million of reductions in costs related to the 1997 retail restructure and final adjustments totaling $4.3 million related to the prior year disposal of the CGE division. In addition to the restructuring and impairment charges, the total net loss for fiscal 1997 included a net noncash charge of $10.7 million for the establishment of a deferred tax valuation allowance and a $36.5 million gain on the sale of the CGE division, partially offset by the related loss from discontinued operations of $20.1 million.

     The Company's 1998 fiscal fourth quarter and fiscal year results were significantly affected by the reorganization involving closure of the retail store network, a significant reduction in headquarters staff and closure of the Sacramento distribution center. The $37.6 million charge recorded in the fourth quarter of fiscal 1998 includes $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for closure of the Sacramento distribution facility and $2.2 million for severance, fixed asset disposals and other miscellaneous expenses related to the reduction of the Company's headquarters operations.

     The fiscal 1997 restructuring and impairment charges totaled $24.0 million before income taxes. The charges included $6.5 million in gross margin expenses, $5.8 million for settlement of store and warehouse leases, $4.3 million for fixed asset dispositions, professional fees and miscellaneous expenses, $3.3 million in store closing costs and related fixed asset dispositions, $1.3 million for the impairment and disposition of real estate and $2.8 million for severance and related benefits.

     The pretax loss during fiscal 1996 was due primarily to a decrease in sales compared to fiscal 1995 resulting from a reduction in the average number of stores in full operation during the year, as well as one-time costs of approximately $4.6 million associated with the relocation of Egghead's corporate headquarters, costs of rolling out its larger format retail stores, and its investment of approximately $1.1 million in ELEKOM. On November 11, 1997 Egghead.com recapitalized its wholly owned subsidiary ELEKOM. As part of the recapitalization, various venture capitalists invested capital in ELEKOM, reducing the Company's ownership percentage to approximately 26% as of March 28, 1998. Prior to recapitalization, income and expenses of ELKOM were recorded in the Company's operating results. After recapitalization, the Company's share of the results of operations of ELEKOM were included on the equity basis of accounting and are reflected in the other income (expense) in the Company's consolidated statements of operations.

     Given its recent losses, Egghead has determined that its deferred tax assets do not meet the realization criteria of SFAS No. 109 ("SFAS 109"). Under SFAS 109, the realization of the deferred tax assets depends on generating future taxable income. Egghead management has determined that it is more likely than not that the deferred tax assets could not currently be realized. Until Egghead has determined that all of its existing net operating losses are realizable, it will not record a tax charge or benefit for future operating results. For comparative purposes Egghead's results of operations are discussed below on a pretax basis. Egghead's net operating losses can be recovered over a 15-year period for tax purposes if Egghead achieves profitability. Accordingly, Egghead recorded a net noncash charge in fiscal 1997 of $10.7 million for the establishment of a deferred tax valuation allowance in accordance with SFAS 109.

     Continuing Operations

     Pretax Loss. Loss before income taxes includes the results of the Internet commerce operations, including Surplusdirect and Surplusauction sites from acquisition on August 14, 1997, the direct response unit, and the retail store network through its closure on February 28, 1998, as well as the selling, general and administrative expenses related to these operations. Net sales, costs of sales and gross margin for the ongoing operations of the three web sites and the inbound call center are detailed separately in the discussions below from the similar information for the closed retail store network. The following table shows the relationship of certain items relating to continuing operations included in Egghead's Consolidated Statements of Operations, including restructuring and impairment charges, expressed as a percentage of net sales:


                                                                                 FISCAL YEAR
                                                                 ------------------------------------------------
                                                                     1996               1997               1998
                                                                 ------------------------------------------------
Net sales................................................             100.0%             100.0%             100.0%
Cost of sales............................................              82.8               84.3               87.7
                                                                      -----             ------             ------
Gross margin.............................................              17.2               15.7               12.3

Selling and marketing expense............................              14.9               15.9               16.6
General and administrative expense.......................               5.5                6.7                6.6
Depreciation and amortization expense....................               1.9                2.0                2.0

Restructuring and impairment cost........................                --                4.3                6.7
                                                                      -----             ------             ------
Operating loss...........................................              (5.1)             (13.2)             (19.6)

Other income, net........................................               0.6                1.0                1.0
                                                                      -----             ------             ------
Loss before income taxes.................................             (4.5)%            (12.2)%            (18.6)%
                                                                      =====             ======             ======

     Net Sales. Sales through Egghead's retail stores, prior to their closure, constituted the principal component of Egghead's net sales. The Company's consolidated net sales from operations of $293.1 million for fiscal 1998 represents a decrease of 18.8% and 27.4% from fiscal 1997 and fiscal 1996, respectively. The net sales from Surplusdirect and Surplusauction sites, as well as Surplus Direct's direct response division are reflected from the acquisition date of August 14, 1997. Egghead shifted its business emphasis to the Internet with the closure of its remaining 80 retail stores on February 28, 1998. During the fourth quarter of fiscal 1998, the ongoing operations achieved net revenues of $30.5 million. The fiscal 1998 revenues of $76.8 million for ongoing operations reflects direct response and Internet commerce sales. The direct response sales reflect orders generated from catalog distributions to existing and purchased customer lists.

     In focusing on Internet commerce, the Company intends to reduce the number of catalog mailings significantly in fiscal 1999. In view of Egghead's limited Internet operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expense as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's retail store division contributed a majority of the net revenues of the Company during fiscal 1998 and 1997 and there can be no assurance that the elimination of the Company's retail store network as a source of revenue will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Although the Company's Internet commerce site sales have grown significantly in recent periods, these sales represent a relatively small percentage of the Company's historical total sales and there can be no assurance that similar growth, if any, will be obtained in the future. See "BUSINESS OF EGGHEAD - Certain Risk Factors--Company's Limited Internet Operating History" --"Competition" and "Business of Egghead--Closure of Retail Network and Downsizing."

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

     Gross Margin. Gross margin consists of net sales minus cost of sales. Gross margin is primarily affected by sales volume and the mix of PC products sold, as well as vendor rebates and freight and obsolescence charges. Gross margin as a percentage of net sales may also be significantly affected by industry-wide pricing pressure related to both competitors' pricing and vendors' pricing.

     The fiscal 1998 gross margin for ongoing operations was 13.4%. The ongoing operations margin reflects a higher level of direct response sales than the Company expects to achieve in fiscal 1999. In focusing on Internet commerce, the Company intends to decrease the number of catalog mailings in fiscal 1999. The catalog sales, although requiring significant production, mailing and other selling, general and administrative costs, have historically generated higher gross margin rates than the Internet commerce sales. In view of Egghead's limited Internet operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expense as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance. Fiscal 1998 consolidated gross margin of 12.3% was impacted by the liquidation of retail inventory in connection with the closure of the remaining retail stores. Excluding the $6.2 million restructuring charge reflected in gross margin and the related sales, for fiscal 1998 gross margin would have been 15.7%.

     Consolidated gross margin for fiscal 1997 was $56.5 million, or 15.7% of net sales, compared to $69.3 million, or 17.2% of net sales for fiscal 1996.
The decrease in 1997 gross margin was primarily attributable to the inventory liquidation associated with the closure of 70 stores in connection with the reorganization and restructuring. Excluding the $6.5 million gross margin restructuring charge, gross margin in fiscal 1997 would have been $63.0 million. Gross margin as a percentage of net sales was also reduced by increased sales of hardware and other non-software related products.

     Selling, and Marketing Expense. Selling and marketing expense consists primarily of operating expenses, including direct response, Internet commerce, merchandising, purchasing, distribution, and advertising expense. Such operating expenses include payroll and benefits, telecommunications, credit card processing costs and supplies in addition to the occupancy costs, before closure, of the retail stores. The Company expects selling and marketing expenses to increase significantly as a percentage of net sales as it endeavors to enhance its brand name recognition through marketing alliances. The selling and marketing expenses for fiscal 1998 were $48.6 million, a reduction from fiscal 1997 and 1996 expenses which were $57.4 million and $60.4 million, respectively. The decline in selling and marketing expense reflects the closure of retail stores during fiscal 1998 and 1997.

     General and Administrative Expense. General and administrative expense consists primarily of headquarters support functions. Such operating expenses include payroll and benefits, professional services, facilities rent and maintenance and related supplies. The Company anticipates the general and administrative costs to decline from prior year levels as Egghead adjusts its overhead functions as a result of the recent closure of the retail store network.

     Depreciation and Amortization. Depreciation and amortization expense primarily includes depreciation of Egghead.com's former headquarters facility and capital equipment and amortization of the goodwill recorded with the acquisition of Surplus Direct during fiscal 1998. The depreciation expense of $4.8 million for fiscal 1998 declined compared to $7.4 million for the prior year, primarily due to the closure of 70 retail stores in February 1997. The depreciation expense for fiscal 1997 increased over fiscal 1996 due to the
opening of additional retail stores during the year.   Amortization expense of
$1.0 million in fiscal 1998 reflects the amortization of the goodwill of $34.2 million recorded in August 1997. The fiscal 1996 amortization expense of $0.4 million reflects the final amortization of goodwill from a prior acquisition.

     Other Income, Net. Interest income in fiscal 1998, 1997 and 1996 was $3.2million, $3.4 million and $2.2 million, respectively. Changes in interest income are primarily due to the decrease and increases in cash balances discussed under "--Liquidity and Capital Resources."

DISCONTINUED OPERATIONS

     All results for the operations of the CGE division are reported as a discontinued operation. Certain general, administrative and distribution areas have traditionally supported all of Egghead's business lines. The expenses included in the results of the discontinued operations reflect only those activities directly related to the CGE division.

     Income from operations of CGE for fiscal 1998 reflects final adjustments on the settlement and disposition of CGE related liabilities and assets of $4.3 million.

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

     Loss from the discontinued operation was $20.1 million ($12.3 million net of tax) for the 1997 fiscal year. The major components of the loss were inventory write-offs of $6.9 million, accounts receivable write-offs of $5.1 million, fixed asset dispositions and equipment lease buyouts of $3.2 million, warehouse closing costs of $1.9 million and operating losses, severance and other costs of $3.0 million.

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

     Cash and cash equivalents decreased $16.1 million from $83.5 million at the end of fiscal 1997 to $67.4 million at March 28, 1998. The decrease in the cash balance was primarily due to a reduction in accounts payable and liabilities related to the CGE division, partially offset by a reduction in accounts receivable and merchandise inventories. Egghead expects these cash balances will be adequate to meet future cash requirements for operations for the foreseeable future.

     Cash flows used by operating activities of $10.9 million for the year ended March 28, 1998 was primarily attributable to the net loss of $50.2 million and reductions in accounts payable of $25.8 million, partially offset by a reduction in accounts receivable of $12.2 million and a reduction in merchandise inventories of $29.9 million. For fiscal 1997, operating activities used $7.8 million in cash related to a reduction in accounts payable partially offset by a decrease in accounts receivable and merchandise inventories.

     Net cash used in investing activities was $2.7 million for fiscal 1998 and primarily consisted of purchases of assets of $2.8 million, primarily for retail store leasehold improvements and computer hardware. For fiscal 1997, investing activities provided net cash of $41.7 million primarily related to the $45.0 million proceeds from the sale of CGE, partially offset by capital expenditures of $5.1 million.

     Cash flows used in financing activities of $2.5 million for fiscal 1998, consisted primarily of payment of notes payable relating to the Surplus Direct acquisition of $6.0 million, partially offset by $3.6 million received from the exercises of stock options. For fiscal 1997, financing activities provided $47,000 primarily due to exercises of stock options, partially offset by payment on capital leases obligations.

     As of March 28, 1998, the Company's principal source of liquidity was $67.4 million of cash. As of that date, Egghead principal commitments consisted of obligations in connection with operating leases and commitments for advertising and promotional arrangements. Subsequent to year-end, the Company committed to a contract of approximately $800,000 related to computer hardware and software to be used in upgrading the Company's operating systems for the web sites. Although the Company has no other material commitments for capital expenditures, it anticipates future purchases related to the web sites and infrastructure could be substantial in the event of a growth in operations.

     The Company believes that current cash and cash equivalent balances will be sufficient to meet its anticipated cash needs for the foreseeable future. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. The Company does not currently use derivative financial instruments.

     The Company is also developing a plan to modify its information technology to recognize the Year 2000 and has, to the extent necessary, begun upgrading certain critical data processing systems. Since the Company's systems and software are relatively new and the majority are covered by maintenance agreements with the vendors, management does not expect Year 2000 issues related to its own internal systems to be significant. There can be no guarantee that the systems of other companies, on which the Company relies, will be converted timely and will not have an adverse effect on the Company's systems. Egghead continues to evaluate the estimated costs associated with these efforts based on the costs of past programming changes and does not expect the future costs of resolving its internal Year 2000 problems to be material. The Company currently expects the project to be complete in 1999. However, no assurance can be given that the Company's computer systems will be Year 2000 compliant in a timely manner, that the Company will not incur significant additional expenses pursuing Year 2000 compliance or that the Year 2000 problem will not have a material adverse effect on the Company in the future.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income. SFAS No. 131 establishes standards for disclosing information about operating segments for public business enterprises and supersedes SFAS No. 14. Both SFAS No. 130 and SFAS No. 131 are required to be adopted by the Company for fiscal 1999. Egghead does not expect the impact of these statements to be material to its financial position or results of operations.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets. Egghead adopted this standard in the first quarter of fiscal 1997. The cumulative effect of the change in accounting principle was a charge of $0.7 million, after tax, for fiscal 1997. This charge represents the write-down of Egghead's property held for sale in Kalispell, Montana and the related goodwill. The impact on continuing operations during fiscal 1997 was $1.1 million, primarily related to Egghead's fourth quarter restructuring and reorganization and the corresponding impairment of certain real estate assets that are held for sale.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Egghead.com, Inc.:


     We have audited the accompanying consolidated balance sheets of Egghead.com, Inc. (a Washington corporation) and subsidiaries as of March 28, 1998 and March 29, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 28, 1998. These financial statements are the responsibility of Egghead.com's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Egghead.com, Inc. and subsidiaries as of March 28, 1998 and March 29, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 28, 1998, in conformity with generally accepted accounting principles.


     Seattle, Washington

      May 4, 1998

EGGHEAD.COM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)


ASSETS                                                March 29,   March 28,
                                                        1997        1998
Current assets:
  Cash and cash equivalents                            $ 83,473    $ 67,381
  Accounts receivable, net of allowance for
   doubtful accounts of $5,319 and $2,611,
   respectively                                          17,917       5,670
  Merchandise inventories, net                           49,087      12,923
  Prepaid expenses and other current assets               4,116         999
  Property held for sale                                  7,692       8,047
                                                       --------    --------
        Total current assets                            162,285      95,020
                                                       --------    --------
Property and equipment, net                              12,018       2,806
Goodwill, net                                                 -      33,225
Other assets                                              1,217         336
                                                       --------    --------
                                                       $175,520    $131,387
                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 43,027    $ 15,834
  Accrued liabilities                                    12,996      12,002
  Liabilities related to disposition of CGE
   division                                               7,754           -
  Reserves and liabilities related to restructuring      11,258      17,461
                                                       --------    --------
      Total current liabilities                          75,035      45,297
                                                       --------    --------
Other long-term liabilities                                 438           3
                                                       --------    --------
      Total liabilities                                  75,473      45,300
                                                       --------    --------
Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value: 10,000,000
  authorized no shares issued and outstanding                 -           -
 Common stock, $.01 par value:                                -           -
  50,000,000 shares authorized; 17,591,087 and
  23,492,502 shares issued and outstanding,
  respectively                                              176         235
 Additional paid-in capital                             124,457     160,669
 Retained earnings (deficit)                            (24,586)    (74,817)
                                                       --------    --------
      Total shareholders' equity                        100,047      86,087
                                                       --------    --------
                                                       $175,520    $131,387
                                                       ========    ========

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

                                                                 1996       1997       1998
                                                               --------   --------   --------
Net sales:
 Retail                                                        $382,087   $340,533   $216,281
 Ongoing                                                         21,754     20,182     76,798
                                                               --------   --------   --------
                                                                403,841    360,715    293,079
Cost of sales:
 Retail                                                         320,562    287,708    190,703
 Ongoing                                                         14,017     16,543     66,472
                                                               --------   --------   --------
                                                                334,579    304,251    257,175
                                                               --------   --------   --------
Gross margin:
 Retail                                                          61,525     52,825     25,578
 Ongoing                                                          7,737      3,639      0,326
                                                               --------   --------   --------
                                                                 69,262     56,464     35,904

Selling and marketing expense                                    60,363     57,352     48,571
General and administrative expense                               22,133     24,065     19,495
Restructuring and impairment charges                                  -     15,597     19,500
Amortization of goodwill                                            424          -      1,009
Depreciation                                                      7,145      7,352      4,800
                                                               --------   --------   --------
Operating loss                                                  (20,803)   (47,902)   (57,471)
                                                               --------   --------   --------
Other income, net                                                 2,652      3,729      2,940
                                                               --------   --------   --------
Loss from continuing operations
before income taxes                                             (18,151)   (44,173)   (54,531)
Income tax (expense) benefit                                      7,030     (4,788)         -
                                                               --------   --------   --------
Net loss from continuing operations
  before discontinued operations and
  change in accounting principle                                (11,121)   (48,961)   (54,531)
                                                               --------   --------   --------
Discontinued operations:
 Gain on disposal of discontinued operations,
  net of tax expense of $14,249                                       -     22,286          -
 Income (loss) from discontinued
  operations, net of tax (benefit)
  expense of $241, $(7,833) and $0,
  respectively                                                      376    (12,254)     4,300
                                                               --------   --------   --------
Net income (loss) before cumulative
 effect of change in accounting principle                       (10,745)   (38,929)   (50,231)
Cumulative effect of change in
 accounting principle, net of tax of $451                             -       (711)         -
                                                               --------   --------   --------
Net income (loss)                                              $(10,745)  $(39,640)  $(50,231)
                                                               ========   ========   ========
Earnings (loss) per share:
     Continuing operations                                       $(0.64)  $  (2.78)    $(2.60)
     Discontinued operations:
      Gain on disposal of
       discontinued operations                                        -       1.27          -
      Income (loss) from
       discontinued operations                                     0.02      (0.70)      0.20
     Change in accounting principle                                   -      (0.04)         -
                                                               --------   --------   --------
     Earnings (loss) per share                                 $  (0.62)  $  (2.25)  $  (2.40)
                                                               ========   ========   ========
     Weighted average common
     shares outstanding                                          17,437     17,581     20,967
                                                               ========   ========   ========

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                          1996            1997            1998
                                                        ---------       ---------       ---------
Cash flows from operating activities:
  Net loss from operations                              $ (10,745)      $ (39,640)      $ (50,231)
                                                        ---------       ---------       ---------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                         10,721           7,099           5,809
     Deferred rent                                           (411)           (465)           (435)
     Deferred income taxes                                   (729)         10,750               -
     (Gain) loss on disposition of assets                     (55)          2,490             216
     Gain on sale of CGE division, before taxes                 -         (36,535)              -
     Restructuring charges                                      -          23,000          32,591
     Provisions for asset impairment                            -           2,343               -
     Changes in assets and liabilities:
        Accounts receivable, net                           (3,585)          6,162          12,247
        Merchandise inventories                            13,831          30,495          29,947
        Prepaid expenses & other current assets            (5,410)          3,669           2,306
        Other assets                                          128            (658)           (218)
        Discontinued operations, net                        3,005          67,101          (7,648)
        Accounts payable                                   14,916         (76,373)        (25,848)
        Restructuring reserves                                  -               -         (11,157)
        Accrued liabilities                                  (903)         (7,268)          1,556
                                                        ---------       ---------       ---------
            Total adjustments                              31,508          31,810          39,366
                                                        ---------       ---------       ---------
        Net cash provided by (used in)
         operating activities                              20,763          (7,830)        (10,865)
                                                        ---------       ---------       ---------
Cash flows from investing activities:
  Additions to property and equipment                     (16,174)         (5,091)         (2,824)
  Proceeds from sale of property and equipment                 86           1,757              87
  Proceeds from sale of CGE division                            -          45,000               -
  Discontinued operations, net                               (788)              -               -
                                                        ---------       ---------       ---------
        Net cash provided by (used in)
         investing activities                             (16,876)         41,666          (2,737)
                                                        ---------       ---------       ---------
Cash flows from financing activities:
  Payments on notes payable of acquired subsidiary              -               -          (6,000)
  Proceeds from stock issuances                             3,536             353           3,635
  Payments made on capital lease obligations                 (487)           (306)           (125)
                                                        ---------       ---------       ---------
        Net cash provided by (used in)
         financing activities                               3,049              47          (2,490)
                                                        ---------       ---------       ---------
Effect of exchange rates on cash                               62               -               -
                                                        ---------       ---------       ---------
Net increase in cash asnd cash equivalents                  6,998          33,883         (16,092)
Cash and cash equivalents at beginning of period           42,592          49,590          83,473
                                                        ---------       ---------       ---------
Cash and cash equivalents at end of period              $  49,590       $  83,473       $  67,381
                                                        =========       =========       =========

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES

(Dollars in thousands)
                                                     1996       1997       1998
Supplemental disclosures of cash paid (received) during the year :

           Interest                                  $ 77        $30      $  32
           Income taxes                              $334        $ -      $(732)

Supplemental disclosure of non-cash
investing and financing activities:

During fiscal 1998, the Company acquired Surplus Software, Inc. for the issuance of 5.3 million shares of common stock. See Note 7.
Capital lease obligations totaling $0.7 million were recorded in fiscal 1996 when Egghead.com acquired new equipment.

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Amounts in thousands)

                                                           Common Stock      Additional  Retained
                                                        ------------------    Paid-in    Earnings
                                                         Shares     Amount    Capital    (Deficit)     Total
                                                        -----------------------------------------------------
Balance, April 1, 1995                                   17,166     $172     $120,572    $25,672     $146,416
Stock issued for cash, pursuant to employee stock
  purchase plan                                              46        1          286          -          287
Stock issued for cash, pursuant to stock option plan        335        3        3,246          -        3,249
Translation adjustment                                        -        -            -         62           62
                                                        -----------------------------------------------------
Net loss                                                      -        -            -    (10,745)     (10,745)
                                                        -----------------------------------------------------
Balance, March 30, 1996                                  17,547      176      124,104     14,989      139,269
Stock issued for cash, pursuant to employee stock
  purchase plan                                              17        -          161          -          161
Stock issued for cash, pursuant to stock option plan         27        -          192          -          192
Translation adjustment                                        -        -            -         65           65
                                                        -----------------------------------------------------
Net loss                                                      -        -            -    (39,640)     (39,640)
                                                        -----------------------------------------------------
Balance, March 29, 1997                                  17,591     $176     $124,457   $(24,586)    $100,047
Stock issued for acquisition of subsidiary                5,311       53       32,522          -       32,575
Stock issued for cash, pursuant to employee stock
  purchase plan                                              23        -           78          -           78
Stock issued for cash, pursuant to stock option plan        568        6        3,612          -        3,618
Net loss                                                      -        -            -    (50,231)     (50,231)
                                                        -----------------------------------------------------
Balance, March 28, 1998                                  23,493     $235     $160,669   $(74,817)    $ 86,087
                                                        =====================================================

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All references herein to fiscal 1996, 1997 and 1998 relate to the fiscal years ended March 30, 1996, March 29, 1997 and March 28, 1998, respectively.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Egghead.com, Inc. is a reseller of personal computer software, hardware and related products through its wholly owned subsidiaries, Surplus Software, Inc. (Surplus Direct, d/b/a Surplus Direct and d/b/a Egghead.com), DJ&J Software Corporation (DJ&J, d/b/a Egghead Computer) and EH Direct, Inc. (EH Direct). References to "Egghead.com" include Egghead.com, Inc., its predecessors, and its subsidiaries. Surplus Direct was acquired as a wholly owned subsidiary on August 14, 1997. The Company recapitalized a previously wholly owned subsidiary, ELEKOM Corporation (Elekom), on November 11, 1997, retaining a 25 percent interest.

Consolidation

The consolidated financial statements include the accounts of Egghead.com, Inc. and its wholly owned subsidiaries, Surplus Direct, DJ&J, and EH Direct, and include all such adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions.

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

Cash and Cash Equivalents

Egghead.com considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments.

Accounts Receivable and Revenue Recognition

Certain advertising and promotional expenditures are reimbursable from suppliers under cooperative advertising and other promotional and market development fund arrangements. Amounts qualifying for reimbursement are recorded as receivables from the suppliers and as a corresponding reduction of net advertising expense in the period the promotion occurs. Also included in accounts receivable are credit card receivables and amounts due from vendors for returned inventory and other programs. Egghead.com records a provision for uncollectible vendor receivables based upon historical experience.

Egghead.com sales made on credit generally have terms of net 30 days. The sales and corresponding trade receivables for inventoried product are recorded upon merchandise shipment. Egghead.com records provisions for doubtful accounts and sales returns and allowances based upon historical experience.

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Merchandise Inventories

Merchandise inventories are accounted for using the first-in, first-out cost method and are stated at the lower of cost or market. Egghead.com maintains reserves for the obsolescence of merchandise inventory. These reserves totaled approximately $3.7 million and $3.1 million at March 29, 1997 and March 28, 1998, respectively. Management has developed a plan to dispose of this obsolete inventory and believes the reserve is adequate to cover any losses on disposition. Inventories on the balance sheet are shown net of reserves.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of equipment, furniture and fixtures is provided using the straight-line method over their estimated useful lives ranging from two to seven years. Depreciation of buildings is provided using the straight-line method over their estimated useful lives of up to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the lease term or the assets' estimated useful lives. The Company periodically reviews its long-lived assets for impairment.

Property Held for Sale

Property held for sale is stated at the lower of carrying value or estimated net realizable value.

Goodwill

Net assets of organizations acquired in purchase transactions are recorded at fair value at date of acquisition. Unidentified intangibles are amortized on a straight-line basis over the estimated lives of the remaining long-term assets acquired. Unidentified intangibles at March 29, 1997 were fully amortized. Unidentified intangibles at March 28, 1998 were $33.2 million, net of accumulated amortization of $1.0 million.

Accounts Payable

Outstanding checks included in accounts payable were $7.0 million and $2.7 million at March 29, 1997 and March 28, 1998, respectively.

Income Taxes

Egghead.com determines its income tax accounts in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are not disclosed as potentially dilutive securities would have been anti-dilutive to the loss per share calculation in fiscal 1996, 1997, and 1998. Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Prior earnings per common share amounts were not affected by the adoption of SFAS No. 128.

Stock-based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation."

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The cost of advertising is expensed as incurred. For the fiscal years 1996, 1997 and 1998, the Company incurred, gross advertising expense of $40.3 million, $35.8 million and $17.5 million, respectively. These amounts do not include reimbursements received from vendors for advertisement of their products.

Reclassifications

Certain prior year balances have been reclassified to conform with the fiscal 1998 presentation. These reclassifications had no effect on retained earnings or net income as previously reported.

Income Statement Captions

During fiscal 1998, Egghead closed its remaining retail stores as a part of a strategic restructuring. The retail store operations do not meet the requirements of a "discontinued operation" under APB Opinion No. 30. However, the Company has split its sales, cost of sales and gross margin amounts between retail store operations and the ongoing business, consisting of Internet, direct response and catalog sales.

Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and certain identifiable intangible assets be evaluated to determine whether the carrying amount is recoverable based on estimated future cash flows expected from the use of the assets and cash to be received upon disposal of the assets. Egghead.com adopted this standard at the beginning of the first quarter of fiscal 1997. The cumulative effect of the change in accounting principle, which was recognized in the first quarter of fiscal 1997, was a charge of $0.7 million, after tax, or $0.04 per share,. This charge represents the writedown of Egghead.com's property held for sale in Kalispell, Montana and the related goodwill. In connection with its adoption of SFAS No. 121, Egghead.com also recorded a pretax charge of approximately $0.1 million related to retail assets, the carrying amount of which were not likely to be recovered through future cash flows. In connection with Egghead.com's fourth quarter restructuring and reorganization and the corresponding impairment of certain other real estate assets that became properly classified as held for sale, Egghead.com recorded an additional $1.0 million charge in the fourth quarter of fiscal 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, " Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income. SFAS No. 131 establishes standards for disclosing information about operating segments for public business enterprises and supersedes SFAS No. 14. Both SFAS No. 130 and No. 131 are required to be adopted by the Company for fiscal 1999. Egghead.com does not expect the impact of these statements to be material.

Fiscal Years

Egghead.com uses a 52/53-week fiscal year, ending on the Saturday nearest March
31. Fiscal quarters are such that the first three quarters consist of 13 weeks and the fourth quarter consists of the remaining 13/14 weeks. Fiscal 1996, 1997 and 1998 each had 52 weeks.

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTE 2  PROPERTY AND EQUIPMENT

The components of property and equipment at March 29, 1997 and March 28, 1998 were as follows (in thousands):

                                        March 29,      March 28,
                                          1997           1998

Equipment                              $ 16,937        $ 4,857
Leasehold improvements                    6,078            654
Furniture and fixtures                    8,399            165
                                         31,414          5,676
                                       --------        -------
Less accumulated depreciation and
    amortization                        (19,396)        (2,870)
                                       --------        -------
Property and equipment, net            $ 12,018        $ 2,806
                                       ========        =======

Property held for sale at March 29, 1997 and March 28, 1998 includes Egghead.com's headquarters building in Liberty Lake, Washington and property in Kalispell, Montana. See Note 11.

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTE 3  INCOME TAXES

The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                       Fiscal year
               1996       1997      1998

Current:
  Federal    $(4,383)       $    -  $   -
  State       (1,917)            -      -
             -------        ------  -----
               (6300)            -      -
             -------        ------  -----
Deferred:
  Federal       (404)        4,170      -
  State         (326)          618      -
             -------        ------  -----
                (730)        4,788      -
             -------        ------  -----
Total        $(7,030)       $4,788  $   -
             -------        ------  -----

During fiscal 1996, tax expense of $241 was recorded against income from discontinued operations. During fiscal 1997, Egghead.com also recorded income tax expense on the sale of the discontinued CGE operations of $14,249 and income tax benefits against the loss from discontinued operations and cumulative effect of change in accounting principle of $7,833 and $451, respectively.

Deferred income taxes result primarily from temporary differences in certain items for income tax and financial reporting purposes. The tax effects of temporary differences giving rise to the deferred tax assets are as follows:

                                                   March 29,   March 28,
                                                      1997        1998

Accounts receivable                                 $  2,695    $    898
Merchandise inventories                                1,595       2,060
Property and equipment                                 3,008       2,007
Net operating loss carryforwards                       5,000      22,993
Reserves and liabilities related to restructure        4,391       5,937
Accrued liabilities and other                          4,623       2,232
                                                    --------    --------
Total deferred tax assets                             21,312      36,127
Less valuation allowance                             (21,312)    (36,127)
                                                    --------    --------
Net deferred tax assets                             $      -    $      -
                                                    ========    ========

Given its recent losses, Egghead.com determined that its deferred tax assets no longer meet the realization criteria of Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, the realization of the deferred tax assets depends on generating future taxable income. Egghead.com management has determined that it is more likely than not that the deferred tax assets could not be currently realized. Accordingly, Egghead.com recorded a net noncash charge in fiscal 1997 of $10.7 million for the establishment of a deferred tax valuation allowance in accordance with SFAS 109. The charge is included in continuing operations as a component of income tax expense. Egghead.com's net operating loss carryforwards can be recovered over a 15-year period and begin to expire in 2011.

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTE 3  INCOME TAXES (CONTINUED)

Egghead.com's income tax provision (benefit) differs from the amount computed by applying the statutory federal tax rate to loss from continuing operations before taxes as follows:

                                             Fiscal year
                                        1996     1997    1998

Statutory Federal tax rate             (34.0)%  (34.0)%  (34.0)%
State taxes, net of Federal benefit      (4.6)    (4.0)       -
Tax exempt interest income               (1.8)    (1.4)       -
Other, net                                1.7      2.0      0.1
Change in valuation allowance               -     48.2     33.9
                                       ------   ------   ------
                                       (38.7)%    10.8%       -%
                                       ======   ======   ======


NOTE 4  STOCK OPTION AND STOCK PURCHASE PLANS

Employee Stock Purchase Plan

The Egghead.com, Inc. 1989 Employee Stock Purchase Plan (the 1989 Plan) currently provides options to acquire the Common Stock of Egghead.com to substantially all full-time and certain other employees at the lesser of 85% of the fair market value of the Common Stock on July 1, or 85% of the fair market value on the following June 30 of each plan year. Under the 1989 Plan, a maximum of 650,000 shares were reserved for issuance. As of March 28, 1998, there were 300,589 shares available for future issuance.

The 1997 Nonofficer Employee Stock Option Plan

In October 1997, the Board of Directors approved the 1997 Nonofficer Employee Stock Option Plan (the NOE Plan), under which 500,000 shares of Egghead.com's Common Stock were reserved for issuance. Options granted under the NOE Plan vest over four years and terminate after 10 years, unless otherwise noted. As of March 28, 1998, 200,900 shares were available for grant and 299,100 shares were subject to outstanding options, which have been granted at prices ranging from $5.88 to $9.50 per share. As of March 28, 1998, no options for shares were vested. In April 1998, the NOE plan was amended to increase the number of shares reserved to 1,000,000.

The Surplus Software, Inc. 1996 Stock Option Plan

In August 1997 as part of the acquisition of Surplus, Egghead.com assumed all of the outstanding options to purchase common stock of Surplus Direct under the Surplus Software, Inc. 1996 Stock Option Plan. Appropriate adjustments were made to the number of shares and exercise price of each Surplus option to reflect the same ratio at which the Surplus common stock was converted into Egghead.com common stock under the acquisition. The options have retained their original option dates, option term and vesting schedules. The options vest over four years and terminate after 10 years, unless otherwise noted. No additional stock options will be granted under the assumed Surplus Software, Inc. 1996 Stock Option Plan. As of March 28, 1998, 125,194 shares were subject to outstanding options, which have exercise prices ranging from $0.97 to $2.26 per share. As of March 28, 1998, 27,319 options were vested.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Note 4  Stock Option and Stock Purchase Plans (continued)

The 1993 Stock Option Plan

In September 1993, Egghead.com's shareholders approved the 1993 Stock Option Plan (the 1993 Plan and together with the 1989 Plan, the Plans), under which 2,000,000 shares of Egghead.com's Common Stock were reserved for issuance. The 1993 Plan replaced the 1986 Combined Incentive and Non-Qualified Stock Option Plan (the 1986 Combined Plan) under which 2,000,000 shares were originally reserved for issuance. The number of shares reserved for issuance under the 1993 Plan was increased by the shares reserved for issuance under the 1986 Combined Plan that were not subject to outstanding stock options. Shares presently subject to outstanding stock options under the 1986 Combined Plan, which subsequently are canceled or will expire, will increase the number of shares reserved for issuance under the 1993 Plan. No additional stock options will be granted under the 1986 Combined Plan. In October 1997, the 1993 Plan was amended by the Board of Directors to provide that options granted on or after October 29, 1997 vest over four years and terminate after 10 years, unless otherwise noted. Any option granted prior to October 29, 1997 under the 1993 Plan vests annually over three years and terminates after 10 years, unless otherwise noted.

Options granted, exercised, and canceled under the Plans are summarized as follows:

                                                                   Fiscal year
                                                1996                         1997                    1998
                                         -----------------------     -----------------------   ---------------------
                                                        Exercise                   Exercise                 Exercise
                                         Shares           Price        Shares        Price      Shares        Price
                                        ---------       --------     ----------    ---------    ---------   --------
Outstanding, beginning
   of year                              1,513,089          $8.63      1,372,887        $9.33    2,183,528       $7.75
Options granted(1)                        621,100          10.67      1,444,200         6.80      769,682        4.64
Options exercised                         (55,395)          6.47        (27,891)        7.01     (323,248)       7.49
Options canceled                         (705,907)          8.94       (605,668)        9.50     (881,643)      10.06
                                        ---------         ------      ---------        -----    ---------       -----
Outstanding, end of year                1,372,887           9.33      2,183,528         7.75    1,748,319        5.27
                                        =========         ======      =========        =====    =========       =====
Exercisable, end of year                  359,277         $10.85        837,156        $8.19      973,499       $5.37
                                        =========         ======      =========        =====    =========       =====
Available for grant in
   future years                         1,860,873                     1,022,341                 1,134,302
                                        =========                     =========                 =========

(1) One million options granted during fiscal 1997 vest over a period of 18 months, with 294,400 and 823,600 vested as of March 29, 1997 and March 28, 1998, respectively. The remaining 176,400 options vest monthly at a rate of 44,100 until all options are vested.

The following table summarizes information regarding all stock options outstanding at March 28, 1998:



                           Options Outstanding       Options Exercisable
                      ------------------------------ -------------------
                                 Remaining
     Range Of                   Contractual Exercise           Exercise
  Exercise Prices       Number      Life      Price    Number    Price
-------------------   ---------  ---------- --------   ------- --------
$ 0.967  - $ 4.8125     780,187  8.40 years  $ 4.03    150,026  $ 3.77
$ 5.375  - $ 7.25     1,222,166  8.85 years    5.51    870,766    5.42
$ 8.06   - $10.75       599,233  5.80 years    9.37    338,983   10.21
$10.9375 - $16.00       518,604  1.05 years   13.82    513,620   13.85
$17.00   - $20.00       268,747  0.92 years   18.28    268,747   18.28
                      ---------                      ---------
$ 0.967  - $20.00     3,388,937  6.39 years  $ 8.14  2,142,142   $9.70
                      =========                      =========

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTE 4  STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

Egghead.com accounts for these plans under the intrinsic value-based method of accounting, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), Egghead.com's net income and earnings per share would have been reduced to the following pro forma amounts:

                                          Fiscal Year
                                  1996        1997      1998
                                --------   ---------  ---------

Net Loss          As Reported   $(10,745)  $(39,640)  $(50,231)
                  Pro Forma      (11,846)   (40,800)   (54,697)

Loss per share    As Reported   $  (0.62)  $  (2.25)  $  (2.40)
                  Pro Forma        (0.68)     (2.32)     (2.61)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to April 1, 1995, and additional grants in future years are anticipated.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal 1996, 1997 and 1998:


                                            Fiscal Year
                                  1996          1997          1998
                                  ----          ----          ----

Dividend yield                       0%            0%            0%
Volatility                          67%           67%           70%
Risk-free interest rate           5.91%         5.61%         6.27%
Expected stock option life     4.4 yrs.      4.4 yrs.      3.5 yrs.

Using these assumptions, the weighted average fair value of options granted was $6.17, $3.67 and $3.06 in fiscal 1996, 1997 and 1998, respectively.

Option Repricing

On April 23, 1997, the Compensation Committee of the Egghead.com Board of Directors approved a plan pursuant to which certain executive officers were offered an opportunity to exchange options having exercise prices in excess of the then current fair market value of new options having an exercise price of $4.375 per Egghead.com Common Share. Recipients of the repriced replacement options received credit for vesting under the original options, but could not exercise the new options for a one-year period following the date of grant of the new options. The Compensation Committee approved a similar option repricing for employees other than executive officers on April 4, 1997.

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTE 4  STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

The Non-employee Director Stock Option Plan

In September 1993, Egghead.com's shareholders approved the Non-employee Director Stock Option Plan, and in August 1995, Egghead.com's shareholders approved amendments thereto (as amended, the Director Plan) under which 450,000 shares of Egghead.com's Common Stock were reserved for issuance. Options granted under the Director Plan vest annually over three years and terminate after 10 years. As of March 28, 1998, 222,500 shares were available for grant and 220,000 shares were subject to outstanding options, which have been granted at prices ranging from $5.88 to $10.75 per share. As of March 28, 1998, options for 145,000 shares were vested.

The Executive Plan

In February 1989, the Board of Directors approved four-year employment agreements and stock option agreements for three executive officers who are no longer with Egghead.com, whereby the officers' compensation was based on equity incentives. Each drew an annual salary of $1 per year during his term of employment. Options to acquire up to 1,700,000 shares of Common Stock are authorized under the Executive Plan. As of March 28, 1998, 325,000 options approved under the Executive Plan were never granted and 996,324 were subject to outstanding options, which have been granted to such executive officers of Egghead.com at prices ranging from $10.38 to $20.00 per share. All outstanding options are vested and expire in February 1999. As of March 28, 1998, 378,676 of the options had been exercised at $10.38 per share. The Executive Plan is no longer active and no further options will be granted under the Executive Plan, which will terminate on February 22, 1999.


NOTE 5  401(k) PLAN

Egghead.com has two 401(k) retirement plans for the benefit of its employees, a DJ&J plan and a Surplus Direct plan (assumed in the acquisition). After six months of full-time employment (more than 1,000 hours), an employee is eligible to participate in the DJ&J plan. Prior to March 29, 1997, employee contributions were matched by Egghead.com at 50% of the employee's contribution up to 4% of their compensation. Egghead.com contributions were fully vested upon the completion of two years of service. Egghead.com contributions were approximately $228,000 and $466,000 in fiscal years 1996 and 1997, respectively. Subsequent to March 29, 1997, Egghead.com discontinued the guaranteed matching of employee contributions. Egghead.com may, however, make voluntary contributions in the future.

In the Surplus Direct plan, an employee is eligible to participate in the plan after six months of full-time employment (more than 1,000 hours). Employee contributions are matched by Egghead.com at 25% of the employee's contribution up to 5% of their compensation. Egghead.com contributions are fully vested upon the completion of five years of service. Egghead.com contributions were approximately $17,000 in fiscal year 1998.

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTE 6  COMMITMENTS AND CONTINGENCIES

Significant Suppliers
In fiscal 1996 and 1997, two primary manufacturing suppliers in the aggregate accounted for approximately 24% and 25%, respectively, of Egghead.com's purchases. In fiscal 1997 and 1998, one primary distributor accounted for approximately 13% and 11%, respectively, of Egghead.com's purchases. The loss of these suppliers could have a material adverse effect on the Egghead.com's operating results and financial condition.

Leases
Egghead.com leases corporate offices and a distribution facility under operating leases with remaining lives on most leases ranging from one to three years. The leases generally require Egghead.com to pay taxes, insurance and certain common area maintenance costs.

Aggregate rental expense Including common area maintenance charges, for all operating leases for fiscal 1996, 1997 and 1998 was approximately $16.0 million, $15.4 million and $7.8 million, respectively. As of March 28, 1998, future minimum rental payments under noncancelable operating leases for headquarters and distribution facilities, and equipment consisted of the following (in thousands):

                                        Operating
            Fiscal Year                   Leases

              1999                         $  702
              2000                            393
              2001                            131
              2002                              4
              Thereafter                        1
                                           ------
              Total minimum payments       $1,231
                                           ======

The Company has recorded a liability for retail stores and distribution facility lease terminations in connection with its retail restructure. See Note 8.

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTE 7  ACQUISITION

On August 14, 1997, the Company acquired Surplus Software, Inc. of Hood River, Oregon, by issuing 5,310,888 shares of common stock and 289,112 options to
purchase common stock of Egghead.com, Inc.   The transaction included payment of
$6.0 million of Surplus Direct debt. At the time, Surplus Direct was engaged in direct marketing of off-price computer hardware and software through catalogs and two Internet commerce sites. This acquisition was recorded using the purchase method of accounting. Operating results of Surplus Direct are included in the statement of operations from the date of acquisition. An excess purchase price of approximately $34.2 million, over identifiable assets, was determined based on the fair values of assets acquired and liabilities assumed. Amortization of goodwill will be over a period of 20 years.

NOTE 8  RESTRUCTURING AND REORGANIZATION

In the fourth quarter of fiscal 1997, Egghead.com recorded a $24.0 million restructuring and impairment charge to reorganize its operations. This plan involves among other things, closing 70 of the 156 Egghead.com stores, which reduced the number of geographic locations in which Egghead.com operated stores from 54 to 26, a significant reduction in its headquarters staff and the closure of its Lancaster, Pennsylvania distribution center. This charge included $6.5 million of gross margin expense, $5.8 million in settlement of store and warehouse leases, $3.3 million of store closing costs and related fixed asset dispositions, $1.3 million in disposition and impairment of real estate, and $7.1 million of severance payments, other fixed asset dispositions, professional fees and other expenses associated with the restructuring plan. The Company anticipates that the remaining payables related to the restructure, consisting primarily of $2.3 million in lease obligations and $0.7 million in severance will be substantially settled by the third quarter of fiscal 1999.

In the fourth quarter of fiscal 1998, Egghead.com recorded a $37.6 million restructuring charge to reorganize its operations for a plan involving, among other things, closing the remaining Egghead.com stores, a significant reduction in its headquarters staff and the closure of its Sacramento, California distribution center. This charge includes approximately $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for the closure of the Sacramento distribution center and $2.2 million in severance, fixed asset disposal and other miscellaneous expenses related to the reduction of the Company's headquarters operation. Egghead.com anticipates that the closure of all activities and stores and the settlement of all leases and claims related to the restructuring will be substantially completed by the end of fiscal 1999.

EGGHEAD.COM, INC. AND SUBSIDIARIES

NOTE 9  DISCONTINUED OPERATIONS


Effective May 13, 1996, Egghead.com sold its CGE division to Software Spectrum, Inc. (SSI), a Texas corporation, for $45.0 million in cash pursuant to the terms of an asset purchase agreement entered into on March 23, 1996. The asset purchase agreement required Egghead.com to provide SSI with certain support services for a period not to exceed 120 days on Egghead.com's behalf, SSI's collection of Egghead.com's CGE-related accounts receivable for a period not to exceed 150 days and a lease to SSI for a period of three years of a portion of Egghead.com's Spokane facility.

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

The net assets and liabilities relating to discontinued operations have been segregated on the consolidated balance sheet from their historic classifications to separately identify them as being related to the discontinued operations. Liabilities related to the disposition of the CGE division at March 29, 1997 consisted of liabilities relating to CGE activities and additional reserves deemed necessary to complete the disposition of remaining CGE assets, including the settlement of any remaining claims. The balance at March 30, 1996 consisted of liabilities to be assumed by SSI upon the completion of the sale. In fiscal 1998, the remaining liabilities and reserves relating to CGE activities and claims were settled. As of March 28, 1998, there are no remaining net assets and liabilities relating to discontinued operations.


The income from discontinued operations for fiscal 1996, 1997, and 1998 is comprised of the following (in millions):

                                          Fiscal year
                                    1996         1997    1998
                                  ------       ------   -----

Net sales                         $363.3       $ 39.3   $   -
Costs and expenses                 362.7         59.4    (4.3)
                                  ------       ------   -----
Income (loss) before provision
  for income taxes                   0.6        (20.1)    4.3
Income tax expense (benefit)         0.2         (7.8)
                                  ------       ------   -----
Income (loss) from
  discontinued operations         $  0.4       $(12.3)  $ 4.3
                                  ======       ======   =====

NOTE 10  RECAPITALIZATION OF SUBSIDIARY


On November 11, 1997 Egghead.com recapitalized its wholly owned subsidiary ELEKOM. As part of the recapitalization, certain venture capitalists invested capital in ELEKOM, reducing the Company's ownership percentage to approximately 26% as of March 28, 1998. Prior to recapitalization, income and expenses of ELEKOM were recorded in the Company's operating results. After recapitalization, the Company's share of the results of operations of ELEKOM were included using the equity method of accounting and are reflected in the other income (expense) in the Company's consolidated statements of operations.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Note 11  Subsequent Events

On May 1, 1998, the Company sold its previous headquarters building located in Liberty Lake, Washington, for approximately $7.5 million. The building was recorded in the Property Held for Sale on the Company's Balance Sheet. The Company will lease approximately 6,500 square feet of the building over a lease term of one year, including extensions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Part III, Item 10, is incorporated by reference from Egghead.com, Inc.'s definitive Proxy Statement relating to Egghead.com, Inc.'s 1998 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 28, 1998.


ITEM 11.      EXECUTIVE COMPENSATION

     The information required by Part III, Item 11, is incorporated by reference from Egghead.com, Inc.'s definitive Proxy Statement relating to Egghead.com, Inc.'s 1998 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 28, 1998.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information required by Part III, Item 12, is incorporated by reference from Egghead.com, Inc.'s definitive Proxy Statement relating to Egghead.com, Inc.'s 1998 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 28, 1998.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Part III, Item 13, is incorporated by reference from Egghead.com, Inc.'s definitive Proxy Statement relating to Egghead.com, Inc.'s 1998 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of March 28, 1998.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of this report:
---- -----------------------------------------

1.                  Financial Statements The Consolidated Financial
                    Statements, Notes thereto, Financial Statement Schedules
                    (none), and Accountants' Report thereon are included in
                    Part II, Item 8 of this report.
2(a)                Exhibits
         3.1+       Restated Articles of Incorporation of Egghead.com, Inc.
(vii)    3.2        Restated Bylaws of Egghead.com, Inc.
         3.3+       Articles of Amendment to Articles of Incorporation of
                    Egghead, Inc. changing its name to Egghead.com, Inc.

(x)     10.1*       Microsoft 1995/1996 Channel Agreement dated July 1, 1995,
                    as amended through January 1, 1996.
(xi)    10.2*       Amendment No. 1 to the Microsoft 1995/1996 Channel
                    Agreement, with attached addendums and amendments to the
                    addendums of such Agreement, through June 30, 1997.
        10.3**      Intentionally left blank
(xi)    10.4**      Executive Deferred Compensation Plan and related documents effective July 1, 1996
(xi)    10.5**      Executive Employment Agreement between Egghead, Inc. and
                    DJ&J Software Corporation and George P. Orban dated as of
                    January 31, 1997. (Previously filed with registrant's Form
                    10-Q for the fiscal quarter ended June 28, 1997.)
        10.5a**+    Pledge Agreement between Egghead.com, Inc. and George P.
                    Orban dated as of February 25, 1998.
(xi)    10.6**      Nonqualified Stock Option Letter Agreement and Plan
                    Summary between Egghead Inc. and George P. Orban dated
                    January 31, 1997.
        10.7**      Egghead.com, Inc. 1997 Nonofficer Employee Stock Option
                    Plan (Previously filed with registrants' Form S-8 dated
                    June 5, 1998 as Exhibit 99.1.)
        10.8**      Employee Stock Issuance Program (Previously filed with
                    registrant's Form S-8 dated June 5, 1998 as Exhibit 99.2.)
        10.9        Agreement and Plan of Merger, dated April 30, 1997, among
                    Egghead, Inc. ("Egghead"), North Face Merger Sub, Inc.
                    ("North Face") and Surplus Software, Inc. ("Surplus
                    Direct") and certain shareholders of Surplus Direct, and amendment thereto dated May 23, 1997 (Previously filed with registrant's Registration Statement on Form S-4
                    (Registration No. 333-31251 as Exhibit 2.1, filed with the
                    SEC on July 14, 1997.)
        10.10**     Employment Agreement between Surplus Software, Inc. and
                    Gregory Boudreau, dated May 15, 1996 (Previously filed with registrant's Form 10-Q for the quarter ended
                    September 27, 1997.)
        10.11**     Employment Agreement Amendment, effective April 30, 1997,
                    between Surplus Software, Inc. and Gregory Boudreau
                    (Previously filed with as part of registrant's
                    Registration Statement on Form S-4 (Registration No. 333-
                    31251) as Annex III to the Proxy Statement/Prospectus contained in the Registration Statement filed with the SEC on July 14, 1997.)
        10.12**     Employment Agreement between Surplus Software, Inc. and
                    Jonathan Brodeur, dated May 15, 1996 (Previously filed with registrant's Form 10-Q for the quarter ended
                    September 27, 1997.)
        10.13       Employment Agreement Amendment, effective April 30, 1997,
                    between Surplus Software, Inc. and Jonathan Brodeur
                    (Incorporated by reference to, and previously filed with as part of registrant's Registration Statement on Form S-4
                    (Registration No. 333-31251) as Annex III to the Proxy
                    Statement/Prospectus contained in the Registration
                    Statement filed with the SEC on July 14, 1997.)
        10.14       Intentionally left blank.

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
                    Agreement between Sammamish Park Place II Limited
                    Partnership as Landlord and DJ&J Software Corporation as
                    Tenant.
(iii)   10.19       Lease dated March 23, 1989, between The CHY Company as
                    Landlord and DJ&J Software Corporation as Tenant regarding registrant's Sacramento distribution facility.
(iii)   10.20       First amendment to lease between The CHY Company as
                    Landlord and DJ&J Software as Tenant regarding
                    registrant's Sacramento distribution facility.
(xi)    10.21       Lease dated May 15, 1995 between Central Valley Limited
                    Liability Company as Lessor and DJ&J Software Corporation
                    d/b/a Egghead Software as Lessee, regarding Registrant's
                    Sacramento distribution facility, with attached Exercise
                    of Option extending lease term date to September 30, 1998.
(i)     10.22       Lease Agreement dated January 7, 1988 with Granite
                    Properties, a limited partnership, as Landlord and DJ&J
                    Software Corporation, as Tenant, regarding registrant's
                    Lancaster distribution facility.
        10.23       Intentionally left blank
        10.24       Intentionally left blank
(viii)  10.25       Asset Purchase Agreement by and among Software Spectrum,
                    Inc., Egghead, Inc. and DJ&J Software Corporation dated as of March 23, 1996 with Exhibits 4.11 and 4.12 thereto.
        10.26       Intentionally left blank.
        10.27       Intentionally left blank

        10.28       Intentionally left blank
        10.29       Intentionally left blank
        10.30       Intentionally left blank
        10.31       Intentionally left blank.
        10.32       Intentionally left blank.
        10.33       Intentionally left blank
(ii)    10.34**     Egghead, Inc. 1989 Executive Retention Incentive Stock
                    Option Plan.
(ii)    10.35**     Egghead, Inc. 1989 Executive Retention Incentive Stock
                    Option Agreement between Egghead, Inc. and Stuart M. Sloan dated February 23, 1989.
(ii)    10.36**     Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                    Option Agreement between Egghead, Inc. and Stuart M. Sloan dated February 23, 1989.
(iii)   10.36a**    Amendment No. 1 to Egghead, Inc. 1989 Executive Retention
                    Non-Qualified Stock Option Agreement between Egghead, Inc.
                    and Stuart M. Sloan dated April 17, 1991.
        10.37       Intentionally left blank.
        10.38       Intentionally left blank.
(ii)    10.39**     Egghead, Inc. 1989 Executive Retention Incentive Stock
                    Option Agreement between Egghead, Inc. and Ronald A.
                    Weinstein dated February 23, 1989.
(iii)   10.39a**    Amendment No. 1 to Egghead, Inc. 1989 Executive Retention
                    Incentive Stock Option Agreement between Egghead, Inc. and
                    Ronald A. Weinstein dated April 17, 1991.
(ii)    10.40**     Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                    Option Agreement between Egghead, Inc. and Ronald A.
                    Weinstein dated February 23, 1989.
(iii)   10.40a**    Amendment No. 1 to Egghead, Inc. 1989 Executive Retention
                    Non-Qualified Stock Option Agreement between Egghead, Inc.
                    and Ronald A. Weinstein dated April 17, 1991.
        10.41       Intentionally left blank.
        10.42       Intentionally left blank.
(ii)    10.43**     Egghead, Inc. 1989 Executive Retention Incentive Stock
                    Option Agreement between Egghead, Inc. and Matthew J.
                    Griffin dated February 23, 1989.
(ii)    10.44**     Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                    Option Agreement between Egghead, Inc. and Matthew J.
                    Griffin dated February 23, 1989.
(iii)   10.44a**    Egghead, Inc. 1989 Executive Retention Non-Qualified Stock
                    Option Agreement between Egghead, Inc. and Matthew J.
                    Griffin dated April 17, 1991.
        10.45       Intentionally left blank.
        10.46       Intentionally left blank.

        10.47       Intentionally left blank.
        10.48**     Egghead, Inc. 1989 Employee Stock Purchase Plan.
                    (Previously filed with registrant's Form S-8 dated June
                    23, 1990, as Exhibit 10.)
        10.49**     Egghead, Inc. 1993 Stock Option Plan. (Previously filed
                    with registrant's Form 10-Q dated for the quarter ended
                    October 16, 1993, as Exhibit 10.31.)
        10.49(a)**  Amended Egghead, Inc. 1993 Stock Option Plan (Previously
                    filed with registrant's Form 10-Q for fiscal quarter ended
                    September 27, 1997.)
        10.49(b)+** Second Amended Egghead, Inc. 1993 Stock Option Plan.
(x)     10.50**     Egghead.com, Inc. Restated Nonemployee Director Stock
                    Option Plan.
        10.51**     Executive Employment Agreements with each of Tommy
                    Collins, Brian W. Bender, Norma Hullinger and James
                    Kalasky (Previously filed with registrant's Form 10-Q for
                    the fiscal quarter ended December 27, 1997.)
        21.1+       List of subsidiaries of Egghead.com, Inc.
        23.1+       Consent of Arthur Andersen LLP.
        24.1+       Power of Attorney (contained on signature page).
        27.1+       Financial Data Schedule
(xi)    99.1**      Resignation & Release Agreement between Peter F. Grossman
                    and Egghead Inc. and DJ&J Software Corporation effective
                    April 25, 1997.
(xi)    99.2**      Resignation & Release Agreement between Ronald J. Smith
                    and Egghead Inc. and DJ&J Software Corporation effective
                    February 15, 1997.
(xi)    99.3**      Resignation & Release Agreement between Terrence M. Strom
                    and Egghead Inc. and DJ&J Software Corporation effective
                    February 15, 1997.
_____________

     + Filed herewith.

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

(xi) Previously filed with registrant's Form 10-K for the fiscal year ended March 29, 1997, as same exhibit number.

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


2b.  Form 8-K

       Egghead.com, Inc. filed two reports on Form 8-K, dated, during the fourth quarter of its fiscal year ended March 28, 1998: a report on Form 8-K, filed January 28, 1998, which reported on Item 5 of Form 8-K; and a report on Form 8-K, filed June 5, 1998, which reported on Item 1 of Form 8-K and contained certain pro-forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on June 24, 1998.

                              EGGHEAD.COM, INC.

                              By /s/ George P. Orban
                                ____________________________________
                                George P. Orban
                                Chief Executive Officer, Chairman
                                of the Board

                              EGGHEAD.COM, INC.

                              By /s/ Brian W. Bender
                                ____________________________________
                                Brian W. Bender
                                Chief Accounting Officer, Chief
                                Financial Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report on June 24, 1998, on behalf of the Registrant and in capacities indicated.

Signature                                                 Title
---------                                                 -----

/s/ George P. Orban                                 Chairman of the Board
--------------------------------------------------
George P. Orban


/s/ Richard P. Cooley                               Director
--------------------------------------------------
Richard P. Cooley


/s/ Greg Boudreau                                   Director
--------------------------------------------------
Greg Boudreau


/s/ Eric P. Robison                                 Director
--------------------------------------------------
Eric P. Robison


/s/ Jonathan W. Brodeur                             Director
--------------------------------------------------
Jonathan W. Brodeur

Signature                                                 Title
---------                                                 -----

/s/ Samuel N. Stroum                                Director
--------------------------------------------------
Samuel N. Stroum


/s/ Melvin A. Wilmore                               Director
--------------------------------------------------
Melvin A. Wilmore

55