Form 10-Q
period 1998-06-27
EGGHEAD INC /WA/
filed 1998-08-10
CIK 832320

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD FROM    MARCH 29,1998 TO JUNE 27, 1998
                                 ------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                                  ------------    -------------

                        COMMISSION FILE NUMBER 0-16930

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
                                YES   X      NO
                                    -----       -----
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK:

                                                       OUTSTANDING AT
           CLASS                                       JULY 25, 1998
           -----                                       -------------
        COMMON STOCK                                    24,297,507
        $.01 PAR VALUE                                    SHARES

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGGHEAD.COM, INC. AND SUBSIDIARIES
________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
                                                              JUNE 27,    MARCH 28,
                                                                1998        1998
                                                              --------    ---------
Current assets:                                              (unaudited)
  Cash and cash equivalents                                   $ 67,034    $ 67,381
  Accounts receivable, net of allowance for
    doubtful accounts of $1,733 and $2,611, respectively         5,134       5,670
  Merchandise inventories, net                                  10,896      12,923
  Prepaid expenses and other current assets                        561         999
  Property held for sale                                         1,224       8,047
                                                              --------    --------
      Total current assets                                      84,849      95,020
                                                              --------    --------

Property and equipment, net                                      2,524       2,806
Goodwill                                                        32,920      33,225
Other assets                                                       320         336
                                                              --------    --------
                                                              $120,613    $131,387
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $ 16,869    $ 15,834
  Accrued liabilities                                           10,694      12,002
  Reserves and liabilities related to restructuring             11,589      17,461
                                                              --------    --------
    Total current liabilities                                   39,152      45,297
                                                              --------    --------
Other long-term liabilities                                          -           3
                                                              --------    --------
    Total liabilities                                           39,152      45,300
                                                              --------    --------
Commitments and contingencies                                        -           -

Shareholders' equity:
  Common stock, $.01 par value:
    50,000,000 shares authorized; 23,642,378 and
    23,492,502 shares issued and outstanding, respectively         236         235
  Additional paid-in capital                                   161,591     160,669
  Retained deficit                                             (80,366)    (74,817)
                                                              --------    --------
    Total shareholders' equity                                  81,461      86,087
                                                              --------    --------
                                                              $120,613    $131,387
                                                              ========    ========

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
________________________________________________________________________________
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                                           13 weeks ended
                                                             (unaudited)
                                                        --------------------
                                                         June 27,   June 28,
                                                          1998       1997
                                                        ---------  ---------
Net sales:
  Retail                                                 $   --     $52,067
  Ongoing                                                 29,520      4,093
                                                         -------    -------
                                                          29,520     56,160
Cost of sales:
  Retail                                                     --      43,503
  Ongoing                                                 26,463      3,419
                                                         -------    -------
                                                          26,463     46,922
                                                         -------    -------
Gross margin:
  Retail                                                     --       8,564
  Ongoing                                                  3,057        674
                                                         -------    -------
                                                           3,057      9,238

Selling and marketing expense                              5,768      9,000
General and administrative expense                         3,068      3,668
Amortization of goodwill                                     419        --
Depreciation                                                 365      1,254
                                                         -------    -------
Operating loss                                            (6,563)    (4,684)
Other income, net                                          1,014      1,026
                                                         -------    -------
Loss before income taxes                                  (5,549)    (3,658)
Income tax expense                                           --         --
                                                         -------    -------
Net loss                                                 $(5,549)   $(3,658)
                                                         =======    =======
Basic loss per share                                     $ (0.24)   $ (0.21)
                                                         =======    =======
  Weighted average common shares outstanding              23,570     17,591
                                                         =======    =======

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
________________________________________________________________________________
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)

                                 Common Stock    Additional
                                ---------------   Paid-in    Retained
                                Shares   Amount   Capital    Earnings   Total
                                ------   ------  ----------  --------  -------

Balance, March 28, 1998         23,493    $235    $160,669   $(74,817) $86,087

Stock issued for cash,
 pursuant to employee
 stock option plan                 149       1         922                 923
   Net loss                                                    (5,549)  (5,549)
                                ------    ----    --------    -------  -------
Balance, June 27, 1998          23,642    $236    $161,591   $(80,366) $81,461
                                ======    ====    ========   ========  =======
     (unaudited)

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                    13 Weeks Ended
                                                              -------------------------
                                                                      (unaudited)
                                                               June 27,       June 28,
                                                                 1998           1997
                                                              ----------     ----------
Cash flows from operating activities:
  Net loss                                                     $(5,549)        $(3,658)
                                                               -------         -------
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
      Depreciation and amortization                                784           1,254
      Deferred rent                                                 (3)           (150)
      (Gain) loss on disposition of assets                        (273)             (2)
  Changes in assets and liabilities:
      Accounts receivable, net                                     536            (586)
      Merchandise inventories                                    2,027           6,193
      Prepaid expenses and other current assets                    438             413
      Other assets                                                 (98)            525
      Accounts payable                                           1,035          (6,548)
      Accrued liabilities                                       (1,308)         (2,258)
      Liabilities related to disposition of CGE division                        (1,425)
      Reserves and liabilities related to restructuring         (5,872)         (2,562)
                                                               -------         -------
          Total adjustments                                     (2,734)         (5,146)
                                                               -------         -------

          Net cash (used) provided by operating activities      (8,283)         (8,804)
                                                               -------         -------

Cash flows from investing activities:
  Additions to property and equipment                              (87)           (370)
  Proceeds from sale of assets                                   7,100               2
                                                               -------         -------

      Net cash (used) provided by investing activities           7,013            (368)
                                                               -------         -------

Cash flows from financing activities:
  Payments on capital lease obligations                                           (125)
  Proceeds from stock issuances                                    923               -
                                                               -------         -------

      Net cash (used) provided by financing activities             923            (125)
                                                               -------         -------

Net increase (decrease) in cash                                   (347)         (9,297)
Cash and cash equivalents at beginning of period                67,381          83,473
                                                               -------         -------

Cash and cash equivalents at end of period                     $67,034         $74,176
                                                               =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH PAID (RECEIVED):
  Interest                                                     $     -         $     -
  Income taxes                                                 $  (230)        $     -

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
________________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 52 week period ended March 28, 1998, contained in the Company's Form 10-K, filed pursuant to the Securities Exchange Act of 1934. The reader is further cautioned that operating results for the 13 weeks ended June 27, 1998, are not necessarily indicative of the results that may be expected for the full year.

     Fiscal Years
     The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Fiscal quarters are such that the first three quarters consist of 13 weeks and the fourth quarter consists of the remaining 13/14 weeks. Fiscal 1999 will consist of 53 weeks. Fiscal 1998 had 52 weeks.

     Reclassifications
     Certain prior year balances have been reclassified to conform with the current period presentation. These reclassifications had no effect on retained earnings or net income as previously reported.

     Income Statement Captions
     During fiscal 1998, Egghead closed its remaining retail stores as a part of a strategic restructuring. The retail store operations do not meet the requirements of a "discontinued operation" under Accounting Principles Board Opinion No. 30. However, the Company has split its sales, cost of sales and gross margin amounts between retail store operations and the ongoing business, consisting of Internet, direct response and catalog sales.

NOTE 2  EARNINGS (LOSS) PER SHARE

     Basic loss per share amounts are computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are not disclosed as potentially dilutive securities would have been anti-dilutive to the loss per share calculation for the 13 week periods ended June 27, 1998 and June 28, 1997. Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Prior earnings per common share amounts were not affected by the adoption of SFAS No. 128.

EGGHEAD.COM, INC. AND SUBSIDIARIES
________________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3  INCOME TAXES

     Egghead determines its income tax accounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

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

NOTE 4  LEASES

     The Company leases corporate offices and distribution facilities under operating leases with remaining lives on most leases ranging from one to three years. As of June 27, 1998 the future minimum rental payments under these noncancelable operating leases for headquarters and distribution facilities and equipment consisted of the following (in thousands):

                  Fiscal Year                    Operating
                  -----------                    ---------

                  1999                           $     544
                  2000                                 393
                  2001                                 131
                  2002                                   4
                  Thereafter                             1
                                                 ---------
     Total minimum payments                      $   1,073
                                                 =========

     On July 1, 1998, the Company leased an additional 46,000 square feet of headquarters space under a six year lease requiring annual rental payments of $416,250. On July 2, 1998, the Company leased computer equipment under a 30 month operating lease requiring annual rental payments of $243,900.

EGGHEAD.COM, INC. AND SUBSIDIARIES
________________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 5  RECENT ACCOUNTING PRONOUNCEMENTS

     During June 1997, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Due to the Company's minimal use of derivatives, the new standard is expected to have no material impact on its financial position or results of operations.
     SFAS 133 will be effective for the Company's fiscal year 2001.

NOTE 6  RESTRUCTURING AND REORGANIZATION

     In the fourth quarter of fiscal 1998, Egghead.com announced plans to reorganize its operations involving, among other things, closing the remaining Egghead.com stores, a significant reduction in its headquarters staff and the closure of its Sacramento, California distribution center. The fiscal 1998 fourth quarter charge of $37.6 million included approximately $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for the closure of the Sacramento distribution center and $2.2 million in severance, fixed asset disposal and other miscellaneous expenses related to the reduction of the Company's headquarters operation. Egghead.com anticipates that the closure of all activities and stores and the settlement of all leases and claims related to the restructuring will be substantially completed by the end of fiscal 1999.

     In the fourth quarter of fiscal 1997, Egghead.com recorded a $24.0 million restructuring and impairment charge to reorganize its operations. This plan involved among other things, closing 70 of the 156 Egghead.com stores, a significant reduction in its headquarters staff and the closure of its Lancaster, Pennsylvania distribution center. The Company anticipates that the remaining payables related to the restructure, consisting at June 27, 1998 primarily of $1.3 million in lease obligations and $0.5 million in severance will be substantially settled by the third quarter of fiscal 1999.

NOTE 7  RECAPITALIZATION OF SUBSIDIARY

     On November 11, 1997 Egghead.com recapitalized its wholly owned subsidiary Elekom Corporation ("Elekom"). As part of the recapitalization, certain venture capitalists invested capital in Elekom, reducing the Company's ownership percentage to approximately 26% as of June 27, 1998. Prior to recapitalization, income and expenses of Elekom were recorded in the Company's operating results. After recapitalization, the Company's share of the results of operations of Elekom were included using the equity method of accounting and are reflected in the other income (expense) in the Company's consolidated statements of operations.

EGGHEAD.COM, INC. AND SUBSIDIARIES
________________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 8  PROPERTY HELD FOR SALE

     On May 1, 1998, the Company sold its previous headquarters building located in Liberty Lake, Washington, for approximately $7.5 million. The building was recorded in the Property Held for Sale on the Company's Balance Sheet as of March 28, 1998. The Company will lease approximately 7,000 square feet of the building over a lease term of one year, including extensions. The Company recorded a gain of approximately $270,000 on this sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

RESULTS OF OPERATIONS

OVERVIEW

Egghead.com, Inc. ("Egghead" or the "Company") is one of the leading on-line resellers of personal computer ("PC") hardware, software, peripherals and accessories to consumers and businesses. The Company sells a broad selection of PC hardware and software products, as well as other consumer merchandise, through three Internet websites, the Egghead.com site, the Surplusdirect.com site and the Surplusauction.com site, and a direct response division. These products consist of current and off-price merchandise including excess, closeout, refurbished, and reconditioned goods. In order to enhance its Internet presence and expand its product offering, Egghead acquired Surplus Software, Inc. ("Surplus Direct") on August 14, 1997. On January 28, 1998, Egghead announced that it would change its name to Egghead.com, Inc.; shift its business emphasis to Internet commerce; close its remaining retail network of 80 stores; close its distribution center in Sacramento, California; and combine its management and operations with those of Surplus Direct.

Egghead, a Washington corporation, was incorporated in 1988 and is the successor to a corporation that was incorporated in Washington in 1984. Unless the context indicates otherwise, references to Egghead or the Company include Egghead and its wholly owned subsidiaries.

Egghead operates three electronic commerce sites, Egghead.com, Surplusdirect.com and Surplusauction.com, which in the aggregate were ranked as the seventh most visited at-home shopping sites and the sixth most visited at work shopping site on the Internet during June 1998 according to Media Metrix, a leading independent market research firm.. These interlinked web sites represent Egghead's Internet "superstore," where customers can choose from a large assortment of products, sourced, priced and configured to meet a wide variety of needs. The Company's websites reported sequential growth from the fourth quarter of fiscal 1998 to the first quarter of fiscal 1999 in the number of registered auction site bidders from 96,000 to 168,000 and in the number of visits to the websites from 14 million to 21 million. The customer e-mail database grew to 2.0 million names as of June 27, 1998.

     The Egghead.com web site offers over 40,000 products, which are primarily current version PC hardware, software, peripherals and accessories. Egghead offers electronic delivery of selected software products, which permits a customer to place an order and have the software product transmitted directly electronically onto his or her PC. Egghead customers can use the Internet commerce site to search for software titles, browse merchandise categories and products and view demonstrations of selected software programs before placing an order. The majority of the products offered on the Egghead web site are available for shipment within 24 hours through third-party distribution facilities.

     The Surplusdirect.com web site is a leading reseller of primarily name brand, off-price PC hardware, software and peripherals. These products are primarily special purchases of excess, closeout, refurbished and reconditioned merchandise. Through its merchandising organization, Egghead is able to provide consumers and businesses the unique values created through the opportunistic acquisition of goods. Customers may place orders directly on the Surplus Direct home page, and products are generally shipped to customers the same day orders are placed

     The Surplusauction.com web site sells all of the aforementioned categories of goods through interactive online auctions. The auction format allows customers to bid competitively against each other. The web site currently offers up to 15 auctions per week, selling quantities of one to more than 1,500 of each item where customers can bid online 24 hours a day, seven days a week. By comparison to the traditional fixed price formats of online catalogs, the auction format enables the customers to impact the price through auction-style bidding. At the designated closing time, the Company selects the winning bidders and sends an e-mail message to them confirming their purchases. In addition to offering an exciting forum for Internet purchases, the auction site allows vendors to dispose of excess merchandise efficiently and effectively.
The site was launched in July 1997 and has over 168,000 registered bidders as of June 27, 1998.

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

The Company's web sites and 1-800 customer service center are referenced as "ongoing" operations in the following discussion of financial condition and results of operations. "Continuing" operations includes the retail store network during its existence and the ongoing operations, but excludes the corporate, government and educational ("CGE") division which the Company sold in FY 97: the CGE division is referred to as "discontinued" operations.


This Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. When used in this report and elsewhere by management, from time to time, the words "believes," "plans," estimates," "intends," "anticipates," "seeks," and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under "Additional Factors That May Affect Future Results" in Egghead's Annual Report on Form 10-K for fiscal year ended March 28, 1998. Particular attention should be paid to the cautionary statements involving the Company's limited Internet operating history, the rapid evolution of Internet commerce and related technology, management of potential growth, the intensely competitive nature of the business of selling PC software, hardware and related products, and of the electronic commerce business, Egghead's dependence on vendors, distributors and certain supply sources and risks associated with the closing of the Company's retail store network and the combination of the management and operations of the Company with those of Surplus Direct. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

RESULTS OF OPERATIONS

Egghead reported a total net loss for the quarter ended June 27, 1998 of $5.5 million compared to a total net loss of $3.7 million for the quarter ended June 28, 1997.

Continuing Operations

Pretax Loss. The Company's loss before income taxes includes the results of the Internet commerce operations, including Surplusdirect and Surplusauction sites from acquisition on August 14, 1997, the direct response unit, and the retail store network through its closure on February 28, 1998, as well as the selling, general and administrative expenses related to these operations. Net sales, costs of sales and gross margin for the ongoing operations of the three web sites and the inbound call center are detailed separately in the discussions below from the similar information for the closed retail store network. The following table shows the relationship of certain items relating to continuing operations included in Egghead's Consolidated Statements of Operations, including restructuring and impairment charges, expressed as a percentage of net sales:

                                                                        13 WEEKS ENDED
                                                                        --------------
                                                                JUNE 27, 1998      June 28, 1997
                                                                -------------      -------------
Net sales:...............................................
  Retail.................................................                 -%              92.7%
  Ongoing................................................             100.0                7.3
                                                                     ------              -----
Total net sales..........................................             100.0              100.0
                                                                     ------              -----
Cost of sales:...........................................
  Retail.................................................                 -               83.6
  Ongoing................................................              89.6               83.5
                                                                     ------              -----
Total cost of sales......................................              89.6               83.6
                                                                     ------              -----
Gross margin.............................................              10.4               16.4

Selling and marketing expense............................              19.5               16.0
General and administrative expense...                                  10.4                6.5
Depreciation and amortization expense....................               2.7                2.2
                                                                     ------              -----

Operating loss...........................................             (22.2)              (8.3)

Other income, net........................................               3.4                1.8
                                                                     ------              -----

Loss before income taxes.................................             (18.8)%             (6.5)%
                                                                     ======              =====

Net Sales. The Company's total revenues for the first quarter of fiscal 1999 were $29.5 million, compared to $56.2 million for the same period of fiscal 1998. The decrease is primarily attributable to the previously announced closure of all retail store operations on February 28, 1998. Excluding retail store sales, first quarter sales from ongoing operations increased from $4.1 million in fiscal 1998 to $29.5 million in fiscal 1999. The prior year's first quarter historical results do not include Surplus Direct's operations prior to the acquisition which closed on August 14, 1997. For the three months ended June 30, 1997, Surplus Direct's revenues were approximately $14.0 million. On a pro forma basis including Surplus Direct, revenues from ongoing operations increased 63% from the first quarter of fiscal 1998. The Company's total revenues from orders placed on-line grew to $21.1 million compared to $15.0 million for the fourth quarter of fiscal 1998, an increase of 41%. Revenue from other sources, including telephone orders placed as a result of website promotions and catalogs were $8.4 million compared to $15.5 million. The decrease was due to primarily to a managed reduction in catalog and call center operations.

Gross Margin. Gross margin consists of net sales minus cost of sales. Gross margin is primarily affected by sales volume and the mix of PC products sold, as well as vendor rebates and freight and obsolescence charges. Gross margin as a percentage of net sales may also be significantly affected by industry-wide pricing pressure related to both competitors' pricing and vendors' pricing. Gross margin from ongoing operations was 10.4% for the first quarter of fiscal 1999, an increase of 40 basis points over the fourth quarter of fiscal 1998. The gross margin for ongoing operations as compared to first quarter of fiscal 1998 decreased 6.1%. The first quarter of fiscal 1999 reflects a managed reduction in call center and catalog sales as compared to the first quarter of fiscal 1998. In addition, the first quarter of fiscal 1998 does not include the operations of Surplus Direct as this time period was prior to the acquisition. In view of Egghead's limited Internet operation history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross margin and operating expense as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Selling, and Marketing Expense. Selling and marketing expense consists primarily of operating expenses, including direct response, Internet commerce, merchandising, purchasing, distribution, and marketing expense. Such operating expenses include payroll and benefits, telecommunications, credit card processing costs and supplies in addition to the occupancy costs, before closure, of the retail stores. The selling and marketing expenses for the first quarter of fiscal 1999 were $5.8 million, a reduction from the same period in fiscal 1998 of $3.2 million and a reduction from the fourth quarter of fiscal 1998 of $7.2 million. The prior year first quarter historical expenses do not include Surplus Direct costs prior to the acquisition in August 1997. The reduction as compared to the fourth quarter of fiscal 1998 reflects a reduction in headquarters' expenses to adjust for the closure of the retail stores on February 28, 1998. The Company expects selling and marketing expenses to increase significantly as a percentage of net sales as it endeavors to enhance its brand name recognition through marketing alliances.

General and Administrative Expense. General and administrative expense consists primarily of headquarters support functions. Such operating expenses include payroll and benefits, professional services, facilities rent and maintenance and related supplies. The general and administrative expenses of $3.1 million for the first quarter of fiscal 1999 is $600,000 and $2.0 million lower than expense for the first quarter and fourth quarters of fiscal 1998, respectively. The prior year first quarter historical expenses do not include Surplus Direct costs prior to the acquisition in August 1997. The reduction as compared to the fourth quarter of fiscal 1998 reflects the closure of the retail stores on February 28, 1998. The Company anticipates the general and administrative costs to decline from prior year levels as Egghead adjusts its overhead functions for the elimination of the retail store operations.

Depreciation and Amortization. Depreciation and amortization expense primarily includes depreciation of Egghead.com's former headquarters facility and capital equipment and amortization of the goodwill recorded with the acquisition of Surplus Direct in August 1997. The depreciation expense of $365,000 the period ended June 27, 1998 declined compared to $1.3 million for the prior year comparable period, primarily due to the closure of the remaining retail stores in February 1998. Amortization expense of $419,000 in the first quarter of fiscal 1999 reflects the amortization of the goodwill recorded in August 1997.

Other Income, Net. Interest income was $932,000, and $997,000 for the first quarters of fiscal 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents remained relatively constant at $67.0 million as of June 27, 1998 as compared to $67.4 million at March 28, 1998. The decrease in the cash balance was primarily due to a reduction the net operating loss of $5.5 million and the decrease in restructure liabilities of $5.9 million, partially offset by net proceeds of $7.1 million from the sale of the former headquarters building and $923,000 in stock issuances. Egghead expects these cash balances will be adequate to meet future cash requirements for operations for the foreseeable future.

Cash flows used by operating activities of $8.3 million for the quarter ended June 27, 1998 was primarily attributable to the net loss of $5.5 million and a decrease in restructure liabilities of $5.9 million partially offset by a reduction in merchandise inventories of $2.0 million and a reduction in accounts payable of $1.0 million.

Net cash provided by investing activities was $7.0 million for the first quarter of fiscal 1999 and primarily consisted of net proceeds of $7.1 million from the sale of the former headquarters building.

Cash flows provided by financing activities of $923,000 for the first quarter of fiscal 1999 consisted of proceeds from stock issuances under the Company's stock option plans.

As June 27, 1998, the Company's principal source of liquidity was $67.0 million of cash. As of that date, Egghead principal commitments consisted of obligations in connection with operating leases and commitments for advertising and promotional arrangements. Although the Company has no material commitments for capital expenditures, it anticipates future purchases related to the redesign of the web sites to improve functionality and navigation, incorporating features which are intended to improve the customer shopping experience, and scalability and performance of the sites. In the event of a growth in operations, these types of expenditures could be substantial.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 3, 1998, The Company's wholly-owned subsidiary, Surplus Software, Inc., was served with a complaint for breach of contract, promissory estoppel, wages, misrepresentation, and unlawful employment practices by five of the Company's former employees. A former manager of Surplus Software, Inc. is also named individually in the complaint. The suit alleges the Surplus Software, Inc. failed to act in good faith and fair dealing, and used unlawful employment practices that included national origin and age discrimination, and wrongful termination. The plaintiffs collectively seek damages in an amount exceeding $1.1 million, plus attorneys' fees. The suit was filed in the Multnomah County Circuit Court of the State of Oregon.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     If the Company receives notice of a proposal that a shareholder proposes to submit at the Company's annual meeting of shareholders after April 8, 1998, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal..

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     27  Financial Data Schedule.

b.   Reports on Form 8-K

     Egghead.com, Inc. reported on Item 5 of Form 8-K in a report on Form 8-K, filed May 23, 1998, which reported on Item 1 of Form 8-K and contained certain pro-forma financial information.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the city of Liberty Lake, State of Washington, on August 10, 1998.

                                          EGGHEAD.COM, INC.

                                          By /s/ George P. Orban
                                             -----------------------------------
                                               George P. Orban
                                               Chief Executive Officer,
                                                Chairman of the Board

                                             /s/ Brian W. Bender
                                             -----------------------------------
                                               Brian W. Bender
                                               Chief Accounting Officer,
                                                Chief Financial Officer