Form 10-Q
period 1998-09-26
EGGHEAD COM INC
filed 1998-11-10
CIK 832320

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from   June 28, 1998  to September 26, 1998
                                ------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ___________________


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

                         YES   X    NO __
                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                  Outstanding at
          Class                                  October 24, 1998
          -----                                  ----------------
       Common Stock                                 24,395,044
       $.01 par value                                 shares

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGGHEAD.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
                                                              SEPTEMBER 26,   MARCH 28,
                                                                   1998          1998
                                                               -----------   -----------
                                                                  (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                         $ 59,523    $ 67,381
 Accounts receivable, net of allowance for
  doubtful accounts of $1,783 and $2,611, respectively                2,721       5,670
 Merchandise inventories, net                                        16,671      12,923
 Prepaid expenses and other current assets                              789         999
 Property held for sale                                               1,224       8,224
                                                                   --------    --------
    Total current assets                                             80,928      95,197
                                                                   --------    --------

Property and equipment, net of accumulated depreciation of
 $4,086 and 3,225                                                     3,536       2,394
Goodwill, net                                                        32,490      33,225
Other assets                                                            299         336
                                                                   --------    --------
                                                                   $117,253    $131,152
                                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $ 13,015    $ 15,834
 Accrued liabilities                                                 11,559      12,002
 Reserves and liabilities related to restructuring                    8,865      17,226
                                                                   --------    --------
    Total current liabilities                                        33,439      45,062
                                                                   --------    --------

Other long-term liabilities                                               -           3
                                                                   --------    --------

    Total liabilities                                                33,439      45,065
                                                                   --------    --------

Commitments and contingencies                                             -           -

Shareholders' equity :
 Common stock, $.01 par value:
  50,000,000 SHARES AUTHORIZED; 24,395,044 AND
  23,492,502 shares issued and outstanding, respectively                244         235
 Additional paid-in capital                                         171,135     160,669
 Retained deficit                                                   (87,565)    (74,817)
                                                                   --------    --------
    Total shareholders' equity                                       83,814      86,087
                                                                   --------    --------
                                                                   $117,253    $131,152
                                                                   ========    ========

See Notes to Consolidated Financial Statements.

EGGHEAD. COM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

                                            13 Weeks Ended               26 weeks Ended
                                      ---------------------------   --------------------------
                                              (unaudited)                   (unaudited)
                                        September      September     September      September
                                           26,            27,           26,            27,
                                          1998           1997          1998           1997
                                      ----------       ---------     ------------   ---------
Net sales:
  Retail                                  $     -        $50,655       $      -      $102,724
  Ongoing                                  35,054         12,635         64,574        16,727
                                          -------        -------       --------      --------
                                           35,054         63,290         64,574       119,451
Cost of sales
  Retail                                        -         41,923              -        85,556
  Ongoing                                  31,342         10,092         57,805        13,382
                                          -------        -------       --------      --------
                                           31,342         52,015         57,805        98,938

Gross margin                                3,712         11,275          6,769        20,513

Selling and marketing expense               6,920         10,745         12,689        19,746
General and administrative expense          3,687          4,918          6,754         8,585
Amortization of goodwill                      429            184            848           184
Depreciation expense                          507          1,161            872         2,415
                                          -------        -------       --------      --------
Operating loss                             (7,831)        (5,733)       (14,394)      (10,417)
Interest income                               934            885          1,866         1,883
Other income (expense)                       (302)           (57)          (220)          (29)
                                          -------        -------       --------      --------
Loss before income taxes                   (7,199)        (4,905)       (12,748)       (8,563)
Income tax benefit                              -              -              -             -
                                          -------        -------       --------      --------
Net loss                                  $(7,199)       $(4,905)      $(12,748)     $ (8,563)
                                          =======        =======       ========      ========
Basic loss per share                      $ (0.30)       $ (0.24)      $  (0.53)     $  (0.45)
                                          =======        =======       ========      ========
Weighted average common shares
 outstanding                               24,281         20,127         23,925        18,859
                                          =======        =======       ========      ========

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity
(Amounts in thousands)

                                                                 Additional
                                               Common Stock       Paid-in    Retained
                                               ------------
                                            Shares     Amount     Capital    Deficit     Total
                                         --------------------   ----------  --------   --------
Balance, March 28, 1998                   23,493       $235      $160,669  $(74,817)  $ 86,087

Stock issued for cash, pursuant
  to employee stock purchase
  plan                                        14          -
Stock issued for cash, pursuant
  to stock option plan                       888          9        10,466               10,475
 Net loss                                                                   (12,748)   (12,748)
                                          ------       ----    ----------  --------   --------

Balance, September 26, 1998               24,395       $244      $171,135  $(87,565)  $ 83,814
                                          ======       ====    ==========  ========   ========
(unaudited)

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(DOLLARS IN THOUSANDS)

                                                                         26 Weeks Ended
                                                                 ------------------------------
                                                                           (unaudited)
                                                                 September 26,    September 27,
                                                                      1998            1997
                                                                    --------        --------
Cash flows from operating activities:
  Net loss                                                          $(12,748)       $ (8,563)
                                                                    --------        --------
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
      Depreciation and amortization                                    1,720           2,276
      Deferred rent                                                       (3)           (195)
      (Gain) loss on disposition of assets                              (275)             (1)
      Reserves recorded in connection with CGE disposal                    -          (1,788)
  Changes in assets and liabilities:
      Accounts receivable, net                                         2,949           7,385
      Merchandise inventories                                         (3,748)        (18,891)
      Prepaid expenses and other current assets                          210            (151)
      Other assets                                                       (76)           (727)
      Accounts payable                                                (2,819)            510
      Accrued liabilities                                               (443)          1,309
      Discontinued Operations                                              -          (3,761)
      Reserves and liabilities related to restructuring               (8,596)
                                                                    --------        --------
      Total adjustments                                              (11,081)        (14,034)
                                                                    --------        --------

          Net cash (used) provided by operating activities           (23,829)        (22,597)
                                                                    --------        --------

Cash flows from investing activities:
  Additions to property and equipment                                 (1,606)           (793)
  Proceeds from sale of property and equipment                         7,102               7
                                                                    --------        --------

      Net cash (used) provided by investing activities                 5,496            (786)
                                                                    --------        --------

Cash flows from financing activities:
  Payments on capital lease obligations                                    -            (125)
  Payments on notes payable                                                -          (6,000)
  Proceeds from stock issuances                                       10,475             166
                                                                    --------        --------

      Net cash (used) provided by financing activities                10,475          (5,959)
                                                                    --------        --------
Net increase (decrease) in cash                                       (7,858)        (29,342)
Cash and cash equivalents at beginning of period                      67,381          83,473
                                                                    --------        --------

Cash and cash equivalents at end of period                          $ 59,523        $ 54,131
                                                                    ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH PAID (RECEIVED):
  Interest                                                          $      6        $     24
  Income taxes                                                      $   (233)       $      -


See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 28, 1998. The results of operations for the three and six month periods ended September 26, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending April 3, 1999.

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

INCOME STATEMENT CAPTIONS

     During fiscal 1998, Egghead.com closed its remaining retail stores as a part of a strategic restructuring. The retail store operations do not meet the requirements of a "discontinued operation" under Accounting Principles Board Opinion No. 30. However, the Company has split its sales and cost of sales amounts between retail store operations and the ongoing business, consisting of Internet, direct response and catalog sales.

NOTE 2 EARNINGS (LOSS) PER SHARE

     Basic loss per share amounts are computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are not disclosed as potentially dilutive securities would have been anti-dilutive to the loss per share calculation for the 13 and 26 week periods ended September 26, 1998 and September 27, 1997. Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Prior earnings per common share amounts were not affected by the adoption of SFAS No. 128.

EGGHEAD.COM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 INCOME TAXES

     Egghead.com determines its income tax accounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

     Given its recent losses, Egghead.com determined that its deferred tax assets no longer meet the realization criteria of SFAS No. 109. Under SFAS 109, the realization of the deferred tax assets depends on generating future taxable income. Until Egghead.com has determined that its existing net operating losses, which expire 15 years after origination, are realizable, it will not record a tax charge or benefit for future operating results.

NOTE 4 LEASES

     The Company leases corporate offices and distribution facilities under operating leases with remaining lives on most leases ranging from one to three years. As of September 26, 1998 the future minimum rental payments under these noncancelable operating leases for headquarters and distribution facilities and equipment consisted of the following (in thousands):

                    Fiscal Year               Operating
                    -----------               ---------
                    1999                         $  410
                    2000                            505
                    2001                            302
                    2002                              4
                    Thereafter                        1
                                                 ------
     Total minimum payments                      $1,222
                                                 ======

EGGHEAD.COM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (continued)
(Unaudited)

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

     During June 1998, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Due to the Company's minimal use of derivatives, the new standard is expected to have no material impact on its financial position or results of operations.
     SFAS 133 will be effective for the Company's fiscal year 2001.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company does not believe that SOP 98-1 will have a significant effect on the Company's financial statements.

NOTE 6 RESTRUCTURING AND REORGANIZATION

     In the fourth quarter of fiscal 1998, Egghead.com announced plans to reorganize its operations involving, among other things, closing the remaining Egghead.com stores, a significant reduction in its headquarters staff and the closure of its Sacramento, California distribution center. The fiscal 1998 fourth quarter charge of $37.6 million included approximately $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for the closure of the Sacramento distribution center and $2.2 million in severance, fixed asset disposal and other miscellaneous expenses related to the reduction of the Company's headquarters operation. Egghead.com anticipates that the settlement of the remaining liabilities related to the retail store closures, consisting at September 26, 1998 of primarily $6.3 million in lease obligations and $1.4 million in severance and other claims, will be substantially completed by the end of fiscal 1999.

     In the fourth quarter of fiscal 1997, Egghead.com recorded a $24.0 million restructuring and impairment charge to reorganize its operations. This plan involved among other things, closing 70 of the 156 Egghead.com stores, a significant reduction in its headquarters staff and the closure of its Lancaster, Pennsylvania distribution center. The Company anticipates that the remaining payables related to the restructure, consisting at September 26, 1998 primarily of $0.7 million in lease obligations and $0.4 million in severance, will be substantially settled by the third quarter of fiscal 1999.

EGGHEAD.COM, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements (continued)
(Unaudited)

NOTE 7 RECAPITALIZATION OF SUBSIDIARY

On November 11, 1997 Egghead.com recapitalized its wholly owned subsidiary Elekom. Corporation ("Elekom") As part of the recapitalization, certain venture capitalists invested capital in Elekom, reducing the Company's ownership percentage to approximately 24% as of September 26, 1998. Prior to recapitalization, income and expenses of Elekom were recorded in the Company's operating results. After recapitalization, the Company's share of the results of operations of Elekom were included using the equity method of accounting and are reflected in the other income (expense) in the Company's consolidated statements of operations.

NOTE 8 ACQUISITION

On August 14, 1997, the Company acquired Surplus Software, Inc. d/b/a Surplus Direct, of Hood River, Oregon, by issuing 5,310,888 shares of common stock and 289,112 options to purchase common stock of Egghead.com, Inc. The transaction included payment of $6.0 million of Surplus Direct debt. Surplus Direct is engaged in the direct marketing of previous version computer hardware and
software.   This acquisition was recorded under the purchase method of accounting and operating results of Surplus Direct are included in the statement of operations from the date of acquisition. An excess purchase price of approximately $34.2 million has been determined based on the fair values of assets acquired and liabilities assumed. Amortization of goodwill will be over a period of 20 years.

NOTE 9 PROPERTY HELD FOR SALE

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION
GENERAL

RESULTS OF OPERATIONS

OVERVIEW
--------

Egghead.com, Inc. ("Egghead.com" or the "Company") is one of the leading on-line resellers of personal computer ("PC") hardware, software, peripherals and accessories to consumers and businesses. The Company sells a broad selection of PC hardware and software products, as well as other consumer merchandise, through three Internet websites, the Egghead.com site, the Surplusdirect.com site and the Surplusauction.com site, and a direct response division. These products consist of current and off-price merchandise including excess, close-out, refurbished, and reconditioned goods. In order to enhance its Internet presence and expand its product offering, Egghead.com acquired Surplus Software, Inc. ("Surplus Direct") on August 14, 1997. On January 28, 1998, the Company announced that it would change its name to Egghead.com, Inc.; shift its business emphasis to Internet commerce; close its remaining retail network of 80 stores; close its distribution center in Sacramento, California; and combine its management and operations with those of Surplus Direct. Unless the context indicates otherwise, references to Egghead.com or the Company include Egghead.com and its wholly owned subsidiaries.

Egghead.com operates three electronic commerce sites, Egghead.com, Surplusdirect.com and Surplusauction.com, which in the aggregate were ranked as the eighth most visited at-home and at work shopping site on the Internet during September 1998 according to Media Metrix, a leading independent market research firm. These interlinked web sites represent Egghead.com's Internet "superstore," where customers can choose from a large assortment of products, sourced, priced and configured to meet a wide variety of needs. The Company's websites reported sequential growth from the fourth quarter of fiscal 1998 to the second quarter of fiscal 1999 in the number of registered auction site bidders from 96,000 to 242,094, respectively, and in the number of visits to the websites from 14 million to 21 million, respectively. The customer e-mail database grew to 2.3 million names as of September 26, 1998. The Company is in the process of consolidating and integrating these web sites on a common Oracle technology platform. The new and updated web sites are expected to be launched in November 1998.

The Egghead.com web site offers over 40,000 products, which are primarily current version PC hardware, software, peripherals and accessories. Egghead.com offers electronic delivery of selected software products, which permits a customer to place an order and have the software product transmitted directly electronically onto his or her PC. Egghead.com customers can use the Internet commerce site to search for software titles, browse merchandise categories and products and view demonstrations of selected software programs before placing an order. The majority of the products offered on the Egghead.com web site are available for shipment within 24 hours through third-party distribution facilities.

The Surplusdirect.com web site is a leading reseller of primarily name brand, off-price PC hardware, software and peripherals. These products are primarily special purchases of excess, closeout, refurbished and reconditioned merchandise. Through its merchandising organization, Egghead.com is able to provide consumers and businesses the unique values created through the opportunistic acquisition of goods. Customers may place orders directly on the Surplus Direct home page, and products are generally shipped to customers the same day orders are placed.

The Surplusauction.com web site sells all of the aforementioned categories of goods through interactive online auctions. The auction format allows customers to bid competitively against each other in an interactive online environment. The web site currently offers simultaneous auctions in the form of daily auctions (24-hours), hyper auctions (one hour) and mega auctions (Friday through Monday), selling quantities of one to more than 1,500 of each item. Customers can bid online 24 hours a day, seven days a week. By comparison to the traditional fixed price formats of online catalogs, the auction format enables the customers to impact the price through auction-style bidding. At the designated closing time, the Company selects the winning bidders and sends an e-mail message to them confirming their purchases. In addition to offering an exciting forum for Internet purchases, the auction site allows vendors to dispose of excess merchandise efficiently and effectively. The site was launched in July 1997 and has over 242,000 registered bidders as of September 26, 1998.

Egghead.com also operates a 1-800 customer service center which responds to inbound telephone calls and inquiries from consumers, as well as corporate, government, reseller and educational institution customers, and takes orders for the same hardware and software products that are offered on the Company's web sites. These inquiries are mainly generated by the Company's promotional efforts which include both online and traditional advertising, principally through the limited circulation of its catalogs. Egghead.com ships merchandise purchased through the 1-800 service directly to the customer from Egghead.com's distribution center in Vancouver, Washington or from third-party distributors.

The Company's web sites and 1-800 customer service center are referred to "ongoing" operations in the following discussion of financial condition and results of operations. "Continuing" operations includes the retail store network during its existence and the ongoing operations, but excludes the corporate, government and educational (`CGE") division which the Company sold in fiscal year 1997. The CGE division is referred to as "discontinued" operations

This Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. When used in this report and elsewhere by management, from time to time, the words "believes," "plans," estimates," "intends," "anticipates," "seeks," and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under "Additional Factors That May Affect Future Results" in Egghead.com's Annual Report on Form 10-K for fiscal year ended March 28, 1998. Particular attention should be paid to the cautionary statements involving the Company's limited Internet operating history, the rapid evolution of Internet commerce and related technology, management of potential growth, the intensely competitive nature of the business of selling PC software, hardware and related products, and of the electronic commerce business, Egghead.com's dependence on vendors, distributors and certain supply sources and risks associated with the closing of the Company's retail store network and the combination of the management and
operations of the Company with those of Surplus Direct.   Readers are cautioned
not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission ("SEC").

RESULTS OF OPERATIONS
---------------------

Egghead.com reported a total net loss for the quarter ended September 26, 1998 of $7.2 million compared to a total net loss of $4.9 million for the quarter ended September 27, 1997. The net loss from continuing operations for the six months ended September 26, 1998 and September 27, 1997 were $12.7 million and $8.6 million, respectively.

CONTINUING OPERATIONS
---------------------

NET LOSS. The Company's loss includes the results of the Internet commerce operations, including Surplusdirect.com, Surplusauction.com and other Surplus Direct activities from acquisition on August 14, 1997, the direct response unit, and the retail store network through its closure on February 28, 1998. The following table shows the relationship of certain items relating to continuing operations included in Egghead.com's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                        SECOND QUARTER                           YEAR-TO-DATE
                                                        13 WEEKS ENDING                         26 WEEKS ENDING
                                              ----------------------------------------------------------------------------
                                              SEPT. 26, 1998      Sept. 27, 1997      Sept. 26, 1998      Sept. 27, 1997
                                              --------------     ----------------    ----------------    -----------------
Net sales..................................
  Retail...................................            -%               80.0%                  -%                86.0%
  Ongoing..................................        100.0                20.0               100.0                 14.0
                                                  -------              -----              ------                -----
Total net sales............................        100.0               100.0               100.0                100.0
                                                  -------              -----              ------                -----

Cost of sales:.............................
  Retail...................................                 -                66.0                   -                 71.3
  Ongoing..................................              89.4                16.2                89.5                 11.5
                                                      -------               -----              ------                -----
Total cost of sales........................              89.4                82.2                89.5                 82.8
                                                      -------               -----              ------                -----
Gross margin...............................              10.6                17.8                10.5                 17.2

Selling and marketing expense..............              19.8                17.0                19.7                 16.5
General and administrative expense.........              10.5                 7.8                10.5                  7.2
Depreciation and amortization expense......               2.6                 2.1                 2.6                  2.2
                                                      -------               -----              ------                -----

Operating loss.............................             (22.3)               (9.1)              (22.3)                (8.7)

Other income, net..........................               1.8                 1.3                 2.6                  1.5
                                                      -------               -----              ------                -----

Loss before income taxes...................             (20.5)%              (7.8)%             (19.7)%               (7.2)%
                                                      =======               =====              ======                =====

NET SALES. The Company's total revenues for the second quarter of fiscal 1999 were $35.1 million, a 73 percent increase from the proforma ongoing revenue of $20.2 million for the comparable period of fiscal 1998. Proforma ongoing revenues for the second quarter of fiscal 1998 exclude retail store revenue of $50.7 million attributable to retail stores closed February 28, 1998 and include revenues of $7.6 million attributable to Surplus Direct for the period prior to its acquisition on August 14, 1997. The increase in proforma revenues is primarily due to an increase in Internet revenues, partially offset by a managed decrease in catalog and call center operations. Total revenues for the six months ended September 26, 1998 were $64.6 million, a 67 percent increase from the proforma ongoing revenue of $38.6 million for the same period in fiscal 1998. Proforma ongoing revenues for the six-month period ending September 27, 1998 exclude retail store revenue of $102.7 million and include revenue of $21.9 million attributable to Surplus Direct for the period prior to its acquisition. These increases are due to significant investments in marketing programs designed to promote and maintain brand awareness of the Company; an increase in the number of daily and weekly auctions; an increase in the customer base; and an increase in the categories and amount of merchandise obtained from vendors. During the quarter, Egghead.com's registered auction bidders increased 44 percent from 168,000 at June 27, 1998 to 242,000 at September 26, 1998. The Company's e-mail customer database expanded 14 percent from 2.0 million at the beginning of the quarter to 2.3 million as of September 26, 1998. Further, Egghead.com entered into marketing agreements with AOL, Netscape, Microsoft, ZDNet, CNET's Shopper.com and ebay.com and also selectively canceled certain other on-line agreements. The sales for the three-month and six-month periods ending September 26, 1998 decreased $28.2 million and $54.9 million, respectively, from the comparable periods in fiscal year 1998. These decreases are primarily attributable to the closure of the retail store chain partially offset by the increase in on-line revenues.

GROSS MARGIN. Gross margin consists of net sales minus cost of sales. Gross margin is primarily affected by sales volume and the mix of PC products sold, as well as vendor rebates, freight and obsolescence charges. Gross margin as a percentage of net sales may also be significantly affected by industry-wide pricing pressure related to both competitors' pricing and vendors' pricing. Gross margin from ongoing operations was 10.6% for the second quarter of fiscal 1999, an increase of 20 basis points from the first quarter of fiscal 1999. The gross margin from ongoing operations for the second quarter and first six-month period of fiscal 1999 as compared to the second quarter and the first six-month period of fiscal 1998, decreased 8.1 percent and 7.7 percent, respectively. The fiscal 1999 gross margin percentages reflect a managed reduction in call center and catalog sales as compared to the same periods in fiscal 1998. In addition, the fiscal 1998 gross margin percentages do not include the operations of Surplus Direct prior to its acquisition on August 14, 1997. In view of Egghead.com's limited Internet operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross margin and operating expense as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance. The decreases in gross margin dollars and percentages for the three-month and six-month periods ending September 26, 1998 from the comparable periods in fiscal year 1998 are primarily attributable to the closure of the retail store chain.

SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of operating expenses, including call center, Internet commerce, customer service, distribution, and marketing expense. Such operating expenses include payroll and benefits, telecommunications, credit card processing costs, bad debts, and supplies in addition to the occupancy costs, for periods before closure, of the retail stores. The selling and marketing expenses for the second quarter of fiscal 1999 were $6.9 million, an increase from the first quarter of fiscal 1999 of $1.2 million. Selling and marketing expenses as a percentage of net sales increased to 19.8 percent for the second quarter of fiscal 1999 as compared to 19.5 percent for the first quarter of fiscal 1999. The increase in selling and marketing expense is related to the expansion of promotion and marketing activities and the costs associated with the enhancing of the features and functionality of the web sites and related systems. The fiscal 1999 three-month and six-month periods ended September 26, 1998 reflect decreases of $3.8 million and $7.1 million, respectively, in selling and marketing expenses from the comparable periods in fiscal year 1998, primarily due to the closure of the retail store chain. The Company believes that continued expansion of its selling and marketing expenses is essential to expanding its web site capabilities, enhancing its brand name and increasing its market share.
However, there can be no assurance that the increase in such expenses will actually result in expanded web site capabilities, enhanced brand name recognition or increased market share.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of payroll and related expenses of headquarters support functions such as executive, merchandising, purchasing, accounting, recruiting, facilities expenses and other general corporate expenses. The general and administrative expenses of $3.7 million, or 10.5 percent of net sales, for the second quarter of fiscal 1999 is higher than the fiscal 1999 first quarter expense of $3.1 million or 10.4 percent of net sales in that quarter. The dollar increase in general and administrative expense from the first quarter of fiscal 1999 is primarily attributable to the hiring of personnel and expenses related to the consolidation of headquarters operations in Vancouver, Washington. The general and administrative expenses have declined $1.2 million and $1.8 million for the three-month and six-month periods ended September 26, 1998, respectively, from the comparable periods in fiscal year 1998. This decrease is primarily due to the closure of the retail store chain. The Company anticipates the general and administrative costs to decline from prior year levels as Egghead.com adjusts its overhead functions for the elimination of the retail store operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense primarily includes depreciation of Egghead.com's capital equipment and amortization of the goodwill recorded with the acquisition of Surplus Direct in August 1997. The depreciation expense of $507,000 and $872,000 for the three-month and six-month periods ended September 26, 1998, respectively, declined compared to $1.2 million and $2.4 million for the comparable periods in fiscal year

1998, primarily due to the closure of the remaining retail stores in February 1998. Amortization expense of $429,000 and $848,000 in the three-month and six-month periods ended September 26, 1998 reflects the amortization of the goodwill recorded for the Surplus Direct acquisition in August 1997.

OTHER INCOME, NET. Interest income was $934,000 and $885,000 for the second quarters of fiscal 1999 and 1998, respectively. Interest income was $1.9 million for the first six-month periods of fiscal 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $59.5 million as of September 26, 1998 as compared to $67.4 million at March 28, 1998. The decrease in the cash balance was primarily due to the net operating loss of $12.7 million, the decrease in restructure liabilities of $8.6 million and the increase in merchandise inventories of $3.8 million, partially offset by net proceeds of $7.1 million from the sale of the Company's former headquarters building and $10.5 million in stock issuances. Egghead.com expects these cash balances will be adequate to meet future cash requirements for operations for the foreseeable future.

Cash flows used by operating activities of $23.8 million for the six months ended September 26, 1998 were primarily attributable to the net loss of $12.7 million, a decrease in restructure liabilities of $8.6 million and an increase in merchandise inventories of $3.8 million, partially offset by a decrease in accounts receivable of $2.9 million.

Net cash provided by investing activities was $5.5 million for the first six months of fiscal 1999 and primarily consisted of net proceeds of $7.1 million from the sale of the former headquarters building partially offset by capital expenditures of $1.6 million primarily related to the upgrading of the web site software platforms and related hardware.

Cash flows provided by financing activities of $10.5 million for the six months ended September 26, 1998 consisted of proceeds from stock issuances under the Company's stock option amd stock purchase plans.

As of September 26, 1998, the Company's principal source of liquidity was $59.5 million of cash. As of that date, Egghead.com principal commitments consisted of obligations in connection with operating leases and commitments for advertising and promotional arrangements. Although the Company has no material commitments for capital expenditures, it anticipates future purchases related to the redesign of the web sites to improve functionality and navigation, incorporating features which are intended to improve the customer shopping experience, and scalability and performance of the sites. In the event of a growth in operations, these types of expenditures could be substantial.

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

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue exists because many computer systems and application use two-digit fields to designate a year. Date-sensitive computer systems and programs may fail to recognize or correctly process the year 2000 as the century date change approaches or occurs. This inability to properly recognize or treat the year 2000 may cause systems to process information incorrectly and could result in systems failures or miscalculations causing a disruption of operations, including, among other things, an inability to process transaction or engage in similar normal business activities.

As a company engaged in Internet commerce, Egghead.com relies on computer programs and systems in connection with: internal and external communication networks and systems (including transmissions of information over the Internet); the operation of its web sites; customer use of its web sites; order processing and fulfillment; accounting and financial systems; and other business functions. Since the Company's internal systems and software are relatively new and the majority are covered by maintenance agreements with third-party vendors, the Company does not expect that the Year 2000 cost issues relating to its own internal systems will be significant. The Company's plan for addressing Year 2000 issues that may effect its business primarily involves three phases: (1) identification and evaluation; (2) development of plans for addressing the issues and prioritization of such plans; and (3) implementation of plans and verification of effectiveness. The Company has identified and evaluated its major internal information technology and data processing systems for Year 2000 compliance. Certain critical internal information technology and data processing systems have already been modified, upgraded or replaced to remedy Year 2000 issues. The Company is currently completing a plan to address its remaining significant internal systems for Year 2000 compliance. This planning phase is expected to be substantially complete by the end of calendar year 1998. Management intends to complete the implementation and verification phases for its remaining major internal systems by October 1999.

Due to the Company's retail industry focus, the Company's reliance on significant non-information technology systems is primarily limited to telecommunications equipment, voicemail systems and property security systems. The Company has recently replaced its telecommunications equipment and voicemail systems with systems that the vendors state are Year 2000 compliant. The Company is currently evaluating its property security systems for Year 2000 compliance, but does not believe that any problems with this system would materially affect the Company's business operations and, therefore, does not anticipate the related Year 2000 costs to be material.

The Company's business is dependent upon the satisfactory performance and reliability of the external communication and computer networks, systems and services integral to the Internet. These external networks, systems and services are maintained or provided by third parties and affect the ability of customers to access, use and process transactions on the Company's web sites on the Internet. In addition, the Company relies on other systems and services
provided to its customers by third parties.   As a result, the success of the
Company's plan to address the Year 2000 issues depends in part on parallel efforts being undertaken by other third party entities on whose networks, system and services the Company's business relies. Egghead.com has begun to identify and initiate communications with third party entities whose networks, systems or services are critical to the Company's business to determine the status of these entities' Year 2000 compliance. There can be no assurance that all such entities will provide accurate and complete information, or that all their networks, systems, or services will achieve full Year 2000 compliance. In an attempt to partially mitigate the risk of the possibility of non-compliance by certain critical service providers, the Company has begun to diversify its use of certain services among several providers. However, there can be no assurance that this diversification will mitigate the risk of non-compliance, and any failure of third party networks, systems, or services might have a material adverse impact on the Company's systems, business, financial condition or results of operations.

Costs related to the Company's project to address Year 2000 issues have been expensed as incurred and have not been material to date. The Company expects to fund the Year 2000 related costs through operation cash flows and does not expect these costs to have a material adverse effect on the Company's liquidity or results of operations. The cost of the project is based on the Company's estimates, which make numerous assumptions about future events. However, there can be no assurance that these estimates will be correct and actual costs could differ materially from these estimates.

Although the Company is taking steps to achieve Year 2000 compliance of its internal systems and to evaluate the compliance of third-party service providers on which aspect of the Company's business depend, the most reasonably likely worst case scenario if Year 2000 compliance were not achieved sufficiently is that the customer's ability to satisfactorily access, use or process transactions would be disrupted, reduced or eliminated for a period of time.
The impact of any such occurrences would depend on their extent and duration, but could have a material adverse effect on the Company's business, financial condition or results of operations. As the compliance of third-party global, national and local communications networks as well as the compliance of individual Internet service providers is not within the control of the Company, a contingency plan for this worst case scenario does not exist and the Company does not foresee the ability to develop one. The Company, however, has begun to diversify its uses of certain services among several providers to attempt to partially mitigate this risk. There can be no assurance, however, that the Company's attempt will mitigate the risk of non-compliance, and any failure of third party networks, systems or services might have a material adverse impact on the Company's business, financial condition or results of operations.

The Company believes it is taking the necessary steps regarding Year 2000 compliance with respect to matters within its control to seek to minimize the impact of Year 2000 issues on the Company. Egghead.com currently expects its Year 2000 project to be completed in 1999. However, no assurance can be given that the Company's systems will be Year 2000 compliant in a timely manner, that the Company will not incur significant additional expenses for Year 2000 issues, that third party entities upon which the Company's business partially depends will achieve Year 2000 compliance, or that the Year 2000 problem will not have a material adverse impact on the Company's business, financial condition or results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Egghead.com, Inc.'s Annual Meeting of Shareholders was held on September 2, 1998 ("Meeting"), at which the directors below were elected to three-year terms. The votes were cast as set forth below:

     Nominee                For       Withheld
     -------                ---       --------
     C. Scott Gibson    18,385,273    32,669
     Robert T. Wall     18,385,747    32,195
     Karen White        18,385,786    32,156

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
     10.1 Egghead.com, Inc. Amended and
          Restated Nonemployee Director
          Stock Option Plan.
     27   Financial Data Schedule.

b.   Reports on Form 8-K

     A Form 8-K was filed by the Company on October 1, 1998 to report, under
     Item 5 of Form 8-K, that elected to the Board of Directors of Egghead,com, Inc. on September 2, 1998 were three new directors, C. Scott Gibson, Robert
     T. Wall and Karen White, and that Richard P. Cooley and Samuel N. Stroum retired from the Board of Directors of the Company on September 2, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Liberty Lake, State of Washington, on November 9, 1998.

                            EGGHEAD.COM, INC.

                            By /s/ George P. Orban
                              --------------------------------------------------
                               George P. Orban
                               Chief Executive Officer, Chairman of the Board

                               /s/ Brian W. Bender
                              --------------------------------------------------
                               Brian W. Bender
                               Chief Accounting Officer, Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number                            Title
--------------                            -----
     10.1 Egghead.com, Inc. Amended and Restated Nonemployee Director Stock Option Plan

     27                 Financial Data Schedule