Form 10-Q
period 1998-12-26
EGGHEAD COM INC
filed 1999-02-05
CIK 832320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from  September 27, 1998 to December 26, 1998
                               ---------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                        Commission File Number  0-16930

                               EGGHEAD.COM, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


        Washington                                          91-1296187
        ----------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                          Identification Number)

   521 S.E. Chkalov Drive                                         98683
   ----------------------                                         -----
   Vancouver, Washington                                        (Zip Code)
   ---------------------
(Address of principal executive offices)

                                 (360) 883-3447
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES   x    NO _____
                                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


            Class                                    Outstanding at
            -----                                   January 23, 1999
         Common Stock                               ----------------
        $.01 par value                              24,701,353 shares

                         PART 1. FINANCIAL INFORMATION



ITEM 1.  Financial Statements and Supplementary Data



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Egghead.com, Inc.:

We have audited the accompanying consolidated balance sheets of Egghead.com, Inc. (a Washington corporation) and subsidiaries as of December 26, 1998, and the related statements of operations, shareholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of Egghead.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Egghead.com, Inc. and subsidiaries as of December 26, 1998, and the results of their operations and their cash flows for the nine months then ended in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP


Seattle, Washington
January 22, 1999

EGGHEAD.COM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

                                                                                                   March 28,      December 26,
ASSETS                                                                                              1998             1998
                                                                                               ----------------   --------------
Current assets:
  Cash and cash equivalents                                                                        $  67,381              $  59,017
  Accounts receivable, net of allowance for doubtful
    accounts of  $2,611 and $1,079, respectively                                                       5,670                  1,660
  Merchandise inventories, net                                                                        12,923                 14,591
  Prepaid expenses and other current assets                                                              999                    651
  Property held for sale                                                                               8,224                  1,224
                                                                                                   ---------              ---------

          Total current assets                                                                        95,197                 77,143
                                                                                                   ---------              ---------


Property and equipment, net                                                                            2,394                  6,921
Goodwill, net                                                                                         33,225                 32,061
Other assets                                                                                             336                    270
                                                                                                   ---------              ---------

                                                                                                   $ 131,152              $ 116,395
                                                                                                   =========              =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                 $  15,834              $  16,916
  Accrued liabilities                                                                                 12,002                 12,584
  Reserves and liabilities related to restructuring                                                   17,226                  8,138
                                                                                                   ---------              ---------
          Total current liabilities                                                                   45,062                 37,638
                                                                                                                          ---------

Long-term liabilities                                                                                      3                   --
                                                                                                   ---------              ---------

          Total liabilities                                                                           45,065                 37,638
                                                                                                   ---------              ---------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value: 10,000,000 authorized
    No shares issued and outstanding                                                                    --                     --
  Common stock, $.01 par value:
    50,000,000 shares authorized;
    23,492,502 and 24,765,384 shares issued
    and outstanding, respectively                                                                        235                    248
  Additional paid-in capital                                                                         160,669                174,939
  Retained deficit                                                                                   (74,817)               (96,430)
                                                                                                   ---------              ---------
          Total shareholders' equity                                                                  86,087                 78,757
                                                                                                   ---------              ---------

                                                                                                   $ 131,152              $ 116,395
                                                                                                   =========              =========

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

                                                                      Three months ended                  Nine months ended
                                                            -- -------------------------------    ---------------------------------
                                                            December  27,     December 26,         December 27,     December 26,
                                                                1997          1998                     1997              1998
                                                            --------------    --------------       --------------   ---------------
                                                                       (unaudited)                   (unaudited)
Net sales:
  Online                                                          23,663           41,875           $  33,150        $ 106,449
  Retail                                                          75,456             --               185,420             --
                                                               ---------        ---------           ---------        ---------
      Total net sales                                             99,119           41,875             218,570          106,449
Cost of sales:
  Online                                                          20,446           38,520              28,090           96,325
  Retail                                                          63,026             --               154,320             --
                                                               ---------        ---------           ---------        ---------
      Total net sales                                             83,472           38,520             182,410           96,325
                                                               ---------        ---------           ---------        ---------
Gross profit:
  Online                                                           3,217            3,355               5,060           10,124
  Retail                                                          12,430             --                31,100             --
                                                               ---------        ---------           ---------        ---------
      Total gross profit                                          15,647            3,355              36,160           10,124

Selling and marketing expenses                                    16,353           10,976              36,275           23,664
General and administrative expenses                                4,878            4,137              13,287           10,892
Amortization of goodwill                                             393              430                 577            1,278
Depreciation                                                       1,293              722               3,708            1,594
                                                               ---------        ---------           ---------        ---------
Operating loss                                                    (7,270)         (12,910)            (17,687)         (27,304)
                                                               ---------        ---------           ---------        ---------

Other income, net                                                    642            4,045               2,496            5,691
                                                               ---------        ---------           ---------        ---------

Loss before income taxes                                          (6,628)          (8,865)            (15,191)         (21,613)
Income tax benefit (provision)                                      --               --                  --               --
                                                               ---------        ---------           ---------        ---------

Net loss                                                          (6,628)          (8,865)          $ (15,191)       $ (21,613)
                                                               =========        =========           =========        =========
Basic loss per share                                               (0.29)           (0.36)          $   (0.75)       $   (0.90)
                                                               ---------        ---------           ---------        ---------
  Weighted average common shares outstanding                      23,005           24,519              20,241           24,123
                                                               =========        =========           =========        =========
See Notes to Consolidated Financial Statements

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                              Nine months ended
                                                                      ----------------------------
                                                                      December 27,    December 26,
                                                                         1997            1998
                                                                      ------------    ------------
                                                                       (unaudited)
Cash flows from operating activities:
     Net loss from operations                                           $(15,191)        $(21,613)
                                                                        --------         --------

     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                    3,963            2,872
          Deferred rent                                                     (332)              (3)
          (Gain) loss on disposition of assets                                (6)            (270)
          (Gain) on sale of equity investment                               --             (3,349)
          Changes in assets and liabilities:
               Accounts receivable, net                                    7,938            4,010
               Merchandise inventories                                   (18,821)          (1,668)
               Prepaid expenses & other current assets                        (2)             348
               Other assets                                                 (727)             (48)
               Discontinued operations, net                               (2,666)            --
               Accounts payable                                            8,959            1,082
               Restructuring reserves                                     (4,967)          (9,323)
               Accrued liabilities                                         3,433              582
                                                                        --------         --------

                     Total adjustments                                    (3,228)          (5,767)
                                                                        --------         --------

               Net cash provided by (used in)
                 operating activities                                    (18,419)         (27,380)
                                                                        --------         --------
Cash flows from investing activities:
     Additions to property and equipment                                  (2,247)          (5,725)
     Proceeds from sale of property and equipment                              7            7,110
     Proceeds from sale of equity investment                                --              3,348
                                                                        --------         --------

               Net cash provided by (used in)
                 investing activities                                     (2,240)           4,733
                                                                        --------         --------

Cash flows from financing activities:
     Payments on notes payable of acquired subsidiary                     (6,000)            --
     Proceeds from stock issuances                                           311           14,283
     Payments made on capital lease obligations                             (125)            --
                                                                        --------         --------

               Net cash provided by (used in)
                 financing activities                                     (5,814)          14,283
                                                                        --------         --------

Net increase (decrease) in cash and cash equivalents                     (26,473)          (8,364)
                                                                        --------         --------
Cash and cash equivalents at beginning
  of period                                                               83,473           67,381
                                                                        --------         --------
Cash and cash equivalents at end of period                              $ 57,000         $ 59,017
                                                                        ========         ========
See Notes to Consolidated Financial Statements

EGGHEAD.COM, INC. AND SUBSIDIARIES

(Dollars in thousands)
                                                          Nine months ended
                                               --------------------------------
                                               December 27,         December 26
                                                    1997             1998
                                                 ---------       ----------
                                                (unaudited)
Supplemental disclosures of cash
paid (received) during the year :

             Interest                           $       32      $       16
             Income taxes                       $     (699)     $     (234)

Supplemental disclosure of non-cash investing and financing activities:

     During fiscal 1998, the Company acquired Surplus Software, Inc. for the issuance of 5.3 million shares of common stock. See Note 7.


See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Amounts in thousands)

                                                                                               Additional    Retained
                                                                          Common Stock           Paid-in     Earnings
                                                                         Shares     Amount       Capital      (Deficit)       Total
                                                                         ---------- ---------- ------------- ------------- --------

Balance, March 28, 1998                                                 23,493     $    235     $160,669     $(74,817)     $ 86,087

Stock issued for cash, pursuant to employee stock
  purchase plan                                                             14         --             47         --              47
Stock issued for cash, pursuant to stock option plan                     1,258           13       14,223         --          14,236
Net loss                                                                  --           --           --        (21,613)      (21,613)
                                                                      -------------------------------------------------------------
Balance, December  26, 1998                                             24,765     $    248     $174,939     $(96,430)     $ 78,757
                                                                      =============================================================

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All references herein to fiscal 1998 relate to the fiscal year ended March 28, 1998 and all references to fiscal 1999 refer to the fiscal year ended April 3, 1999.

Note 1 Summary of Significant Accounting Policies


Business


Egghead.com, Inc. is an online retailer of personal computer hardware, software, peripherals, accessories, other related products, and other consumer and business products. Its direct and indirect wholly owned subsidiaries are Surplus Software, Inc. (Surplus Direct, d/b/a Surplus Direct and d/b/a Egghead.com), DJ&J Software Corporation (DJ&J, d/b/a Egghead Computer), EH Direct, Inc. (EH Direct) and MPI Corporation (d/b/a Mac's Place). References to "Egghead.com" or the "Company" include Egghead.com, Inc., its predecessors, and its subsidiaries, unless the context otherwise requires. Surplus Direct was acquired as a wholly owned subsidiary on August 14, 1997. The Company recapitalized a previously wholly owned subsidiary, ELEKOM Corporation (Elekom), on November 11, 1997, retaining a 25 percent interest until November 9, 1998 when the remaining ownership was sold (Note 9).


Consolidation


The consolidated financial statements include the accounts of Egghead.com, Inc. and its wholly owned subsidiaries, Surplus Direct, DJ&J, EH Direct and MPI Corporation, and include all such adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions.

Fiscal Years

Egghead.com uses a 52/53-week fiscal year, ending on the Saturday nearest March
31. Fiscal quarters are such that the first three quarters consist of 13 weeks and the fourth quarter consists of the remaining 13/14 weeks. Fiscal 1998 had 52 weeks. Fiscal 1999 will consist of 53 weeks. The 13-week periods ended December 27, 1997 and December 26, 1998 are referred to herein as the third quarter of fiscal 1997 and fiscal 1998, respectively or the three months ended December 27, 1997 or December 26, 1998, respectively. The 39-week periods ended December 27, 1997 and December 26, 1998 are referred to herein as the first nine months of fiscal 1998 and fiscal 1999 or the nine months ended December 27, 1997 or December 26, 1998, respectively.


Basis of Presentation


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The statements of operations for the three months ended December 27, 1997 and December 26, 1998 and the statement of cash flows for the nine months ended December 27, 1997 are unaudited. These statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods; however, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. The results of operations for the nine month period ended December 26, 1998 are not necessarily indicative of the results to be expected for the year ending April 3, 1999.


Estimates


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are the restructuring and reorganization reserves and liabilities.


Cash and Cash Equivalents


Egghead.com considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments. Cash and cash equivalents as of March 28, 1998 and December 26, 1998 include restricted cash of $1.6 million and $2.5 million, respectively.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Note 1  Summary of Significant Accounting Policies (continued)

Accounts Receivable


The Company offers payment terms of 30 days to small businesses, educational institutions and governmental entities. Egghead.com records a provision for uncollectible customer accounts receivable based upon historical experience. In addition, certain advertising and promotional expenditures are reimbursable from suppliers under cooperative advertising and other promotional and marketing development fund arrangements. Amounts qualifying for reimbursement are recorded as receivables from the suppliers and as a corresponding reduction of net advertising expense in the period the promotion occurs. Also included in accounts receivable are credit card receivables and amounts due from vendors for returned inventory and other programs. Egghead.com records a provision for uncollectible vendor receivables based upon historical experience.


Merchandise Inventories


Merchandise inventories are accounted for using the first-in, first-out cost method and are stated at the lower of cost or market. Egghead.com maintains reserves for the obsolescence of merchandise inventory. These reserves totaled approximately $3.1 million and $1.8 million at March 28, 1998 and December 26, 1998, respectively. Management has developed a plan to dispose of this obsolete inventory and believes the reserve is adequate to cover any losses on disposition. Inventories on the balance sheet are shown net of reserves.


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


Goodwill


Net assets of businesses acquired in purchase transactions are recorded at fair value at the date of acquisition. Goodwill is amortized over 20 years. Goodwill at March 28, 1998 and December 26, 1998 was $33.2 million and $32.1 million, which is net of accumulated amortization of $1.0 million and $2.3 million, respectively. The Company periodically reviews goodwill for possible impairment.


Accounts Payable


Outstanding checks included in accounts payable were $2.7 million and $2.5 million at March 28, 1998 and December 26, 1998, respectively.


Revenue Recognition


Revenue from sales of product is recognized upon merchandise shipment. Egghead.com records a provision for sales returns and allowances based upon historical experience.


Income Statement Captions


Online net sales, online costs of sales, and online gross profit consist of the results of the Company's online shopping Web sites and inbound telephone orders. Retail net sales, retail cost of sales, retail gross profit and retail selling and marketing expenses consist of the retail stores and the direct response and catalog/mail-order divisions.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Note 1  Summary of Significant Accounting Policies (continued)

Income Taxes


Egghead.com determines its income tax accounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes


Earnings (Loss) Per Share


Basic earnings (loss) per share amounts are computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the year in accordance with SFAS No. 128, "Earnings per Share." Diluted earnings per common share are not disclosed as potentially dilutive securities would have been anti-dilutive to the loss per share calculation in both the three months and nine months ended December 27, 1997 and December 26, 1998.


Stock-based Compensation


The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation."


Advertising Costs


The cost of advertising is expensed the first time the advertising takes place, except for direct-mail advertising, which is capitalized and amortized over its expected period of future benefits in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 93-7. Direct-mail advertising consists primarily of catalogs. The capitalized costs of the catalog advertising are amortized over the eight-week period following the publication of the catalog. At December 26, 1998, approximately $72,000 of advertising costs were reported as assets. These amounts do not include reimbursements received from vendors for advertisement of their products.


Reclassifications


Certain prior year balances have been reclassified to conform with the nine-month period ended on and as of December 26, 1998 presentation. These reclassifications had no effect on retained earnings or net income as previously reported.


Recent Accounting Pronouncements

During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Due to the Company's minimal use of derivatives, the new standard is expected to have no material impact on its financial position or results of operations. SFAS No. 133 will be effective for the Company's fiscal year 2001.

In April 1998, SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not capitalized any costs that will have to be written off to comply with SOP 98-1. The Company's current policies for capitalizing costs incurred for computer software developed or obtained for internal use comply with SOP 98-1.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 2  Property and Equipment


The components of property and equipment at March 28, 1998, and December 26, 1998 were as follows (in thousands):


                                                                           March 28,          December 26,


                                                                              1998                 1998
                                                                           ----------         ------------
Equipment                                                                   $  4,857           $ 10,162

Leasehold improvements                                                           597              1,172

Furniture and fixtures                                                           165                387
                                                                            --------           --------

                                                                               5,619             11,721
                                                                                               --------
                                                                                               --------
Less accumulated depreciation and
    Amortization                                                              (3,225)            (4,800)
                                                                            --------           --------

Property and equipment, net                                                 $  2,394           $  6,921
                                                                            ========           ========




Property held for sale at March 28, 1998 included Egghead.com's headquarters building in Liberty Lake, Washington and property in Kalispell, Montana. Property held for sale at December 26, 1998 included property in Kalispell, Montana. See Note 10.




Note 3  Income Taxes


Given its recent losses, Egghead.com determined that its deferred tax assets do not meet the realization criteria of SFAS No. 109. Under SFAS No. 109, the realization of the deferred tax assets depends on generating future taxable income. Egghead.com management has determined that it is more likely than not that the deferred tax assets could not be currently realized. Therefore, the Company did not record a tax benefit for the three months and nine months ended December 27, 1997 or December 26, 1998.


Deferred income taxes result primarily from temporary differences in certain items for income tax and financial reporting purposes. The tax effects of temporary differences giving rise to the deferred tax assets are as follows:

                                                           March 28,            December 26,
                                                              1998                  1998
                                                        ----------------       ---------------
Accounts receivable                                               $  898               $  427
Merchandise inventories                                            2,060                1,746
Property and equipment                                             2,007                1,658
Net operating loss carryforwards                                  22,993               30,479
Reserves and liabilities related to restructuring                  5,937                2,395
Accrued liabilities and other                                      2,232                2,651
                                                        ----------------       ---------------
Total deferred tax assets                                         36,127               39,356
Less valuation allowance                                        (36,127)             (39,356)
                                                        ================       ===============
Net deferred tax assets                                           $    -                $   -
                                                        ================       ===============

Egghead.com's net operating loss carryforwards can be recovered over a 15-year period and begin to expire at the end of the following fiscal years:

                                                  2011              $      1,680
                                                  2012                    13,381
                                                  2013                    52,421
                                                  2014                    21,613
                                                                     -----------
                                                                    $     89,095

EGGHEAD.COM, INC. AND SUBSIDIARIES

Note 4  Stock Option and Stock Purchase Plans

Employee Stock Purchase Plan


The Egghead.com, Inc. 1989 Employee Stock Purchase Plan (the 1989 Plan) provides options to acquire the Common Stock of Egghead.com to substantially all full-time and certain other employees at the lesser of 85% of the fair market value of the Common Stock on July 1, or 85% of the fair market value on the following June 30 of each plan year. Under the 1989 Plan, a maximum of 650,000 shares were reserved for issuance. As of December 26, 1998, there were 286,610 shares available for future issuance.


The 1997 Nonofficer Employee Stock Option Plan


In October 1997, the Board of Directors approved the 1997 Nonofficer Employee Stock Option Plan (the NOE Plan), under which 500,000 shares of Egghead.com's Common Stock were reserved for issuance. In April 1998, the NOE plan was amended to increase the number of shares reserved thereunder to 1,000,000. Options granted under the NOE Plan generally vest over four years and terminate after 10 years. As of December 26, 1998, 482,658 shares were available for grant and 500,964 shares were subject to outstanding options, which have been granted at prices ranging from $5.38 to $22.00 per share. As of December 26, 1998, 18,385 options were vested.


The Surplus Software, Inc. 1996 Stock Option Plan


In August 1997 as part of the acquisition of Surplus, Egghead.com assumed all of the outstanding options to purchase common stock of Surplus Direct under the Surplus Software, Inc. 1996 Stock Option Plan. Appropriate adjustments were made to the number of shares and exercise price of each Surplus option to reflect the same ratio at which the Surplus Direct common stock was converted into Egghead.com common stock under the acquisition. The options have retained their original option dates, option term and vesting schedules. The options vest over four years and terminate after 10 years, unless otherwise noted. No additional stock options will be granted under the assumed Surplus Software, Inc. 1996 Stock Option Plan. As of December 26, 1998, 65,727 shares were subject to outstanding options, which have exercise prices ranging from $0.97 to $2.26 per share. As of December 26, 1998, 11,732 options were vested.


The Amended and Restated 1993 Stock Incentive Compensation Plan


In September 1993, Egghead.com's shareholders approved the 1993 Stock Option Plan (the 1993 Plan and together with the 1986 Plan, the Plans), under which 2,000,000 shares of Egghead.com's Common Stock were reserved for issuance. The 1993 Plan replaced the 1986 Combined Incentive and Non-Qualified Stock Option Plan (the 1986 Combined Plan) under which 2,000,000 shares were originally reserved for issuance. The number of shares reserved for issuance under the 1993 Plan was increased by the shares reserved for issuance under the 1986 Combined Plan that were not subject to outstanding stock options. Shares presently subject to outstanding stock options under the 1986 Combined Plan, which subsequently are canceled or expire, will increase the number of shares reserved for issuance under the 1993 Plan. No additional stock options will be granted under the 1986 Combined Plan. In October 1997, the 1993 Plan was amended by the Board of Directors to provide that options granted on or after October 29, 1997 vest over four years and terminate after 10 years, unless otherwise noted. Any option granted prior to October 29, 1997 under the 1993 Plan vests annually over three years and terminates after 10 years, unless otherwise noted. On December 1, 1998, the 1993 Plan was amended and restated by the Board of Directors to allow the granting of stock awards and to change the name of the plan to the Amended and Restated 1993 Stock Incentive Compensation Plan.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Note 4  Stock Option and Stock Purchase Plans (continued)

Options granted, exercised, and canceled under the Plans are summarized as follows:


                                    December 27,         December 26,

                                        1997                 1998
                                           Average              Average
                                           Exercise             Exercise
                                 Shares      Price     Shares     Price
                                ---------- ---------- --------- ----------

                                    (unaudited)

  Outstanding at beginning       2,183,528    $ 7.75  1,748,319    $ 5.27
  of period

  Options granted(1)               949,443      4.84    340,000      9.63

  Options exercised               (52,093)      5.82  (316,611)      4.57

  Options canceled               (851,726)     10.04  (157,701)      5.63
                                 ---------     -----  ---------      ----

  Outstanding, end of period     2,229,152      5.61  1,614,007      6.29
                                 =========      ====  =========      ====

  Exercisable, end of period     1,123,868    $ 5.96  1,056,127    $ 5.39
                                 =========    ======  =========    ======

  Available for grant in
  future years                  924,624                 952,003
                                =======                 =======

(1) One million options granted to an officer during fiscal 1997 vest over a period of 18 months, with 691,300 and 1,000,000 vested as of December 27, 1997 and December 26, 1998, respectively.


The following table summarizes information regarding all stock options outstanding at December 26, 1998:

                                                    Options Outstanding                Options Exercisable
                                                          Remaining    Average                     Average
                                                         Contractual   Exercise                    Exercise
             Range of Exercise Prices        Number         Life         Price         Number        Price

         $0.967 - $4.8125                      279,734     8.04 years    $  3.87          51,609     $  3.88
         $5.375 - $7.8125                    1,398,500     8.24 years       5.64       1,070,500        5.42
         $8.06 - $10.75                        857,640     8.06 years       9.35         173,311        9.75
         $10.9375 - $16.00                      98,824     0.16 years      12.50          98,824       12.50
         $17.00 - $22.00                        18,500     4.48 years      20.54          10,000       20.00
                                           -----------                              ------------

         $0.967 - $22.00                     2,653,198     7.83 years      $7.01    1,404,244          $6.50

EGGHEAD.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 4  Stock Option and Stock Purchase Plans (continued)


Egghead.com accounts for these plans under the intrinsic value-based method of accounting, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, Egghead.com's net income and earnings per share would have been reduced to the following pro forma amounts:




                                                                                Nine months ended
                                                                     December 27,               December 26,
                                                                            1997                 1998
                                                                     -----------------       ---------------
                                   (unaudited)
         Net Loss                          As Reported              $   (15,191)               $   (21,613)
                                             Pro Forma                  (17,886)                   (23,452)
         Loss per share                    As Reported              $     (0.75)               $     (0.90)
                                             Pro Forma                    (0.88)                     (0.97)



The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to April 1, 1995, and additional grants in future years are anticipated.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in the nine-months ended December 27, 1997 and December 26, 1998:

                                                Nine months ended
                                      December 27,          December 26,
                                        1997                     1998
                                      -------------         --------------

                                      (unaudited)


Dividend yield                               0%                 0%

Volatility                                  70%                 95%
Risk-free interest rate                   6.27%                 5.39%
Expected stock option life             3.5 yrs.                 4.3 yrs

Using these assumptions, the weighted average fair value of options granted was $2.97 and $6.32 in the nine months ended December 27, 1997 and December 26, 1998, respectively.

Option Repricing

On April 23, 1997, the Compensation Committee of the Egghead.com Board of Directors approved a plan pursuant to which certain executive officers were offered an opportunity to exchange options having exercise prices in excess of the then current fair market value for new options having an exercise price of $4.375 per Egghead.com Common Share. Recipients of the repriced replacement options received credit for vesting under the original options, but could not exercise the new options for a one-year period following the date of grant of the new options. The Compensation Committee approved an option repricing on the same terms for employees other than executive officers on April 4, 1997.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Note 4  Stock Option and Stock Purchase Plans (continued)


Restated  Nonemployee Director Stock Option Plan


In September 1993, Egghead.com's shareholders approved the Nonemployee Director Stock Option Plan, and in August 1995, Egghead.com's shareholders approved amendments thereto (as amended, the Director Plan) under which 450,000 shares of Egghead.com's Common Stock were reserved for issuance. The Director Plan was restated by the Board of Directors on September 2, 1998. Options granted under the Director Plan generally vest over three years and terminate after 10 years. As of December 26, 1998, 110,000 shares were available for grant and 272,500 shares were subject to outstanding options, which have been granted at prices ranging from $5.88 to $10.75 per share.
As of December 26, 1998, options for 118,000 shares were vested.


The Executive Plan


In February 1989, the Board of Directors approved four-year employment agreements and stock option agreements for three executive officers who are no longer with Egghead.com, whereby the officers' compensation was based on equity incentives. Each drew an annual salary of $1 per year during his term of employment. Options to acquire up to 1,700,000 shares of Common Stock were authorized under the Executive Plan. As of December 26, 1998, 325,000 options approved under the Executive Plan were never granted and 200,000 were subject to outstanding options, which have been granted to such former executive officers of Egghead.com at prices ranging from $10.38 to $20.00 per share. All outstanding options are vested and expire in February 1999. As of December 26, 1998, 1,175,000 of the options had been exercised at prices ranging from $10.38 to $20.00 per share. The Executive Plan is no longer active and no further options will be granted under the Executive Plan, which will terminate on February 22, 1999.


Note 5  401(k) Plan


Egghead.com had two 401(k) retirement plans for the benefit of its employees, a DJ&J plan and a Surplus Direct plan (assumed in the acquisition). After six months of full-time employment (more than 1,000 hours), an employee was eligible to participate in the DJ&J plan. Prior to March 29, 1997, employee contributions were matched by Egghead.com at 50% of the employee's contribution up to 4% of their compensation. Egghead.com contributions were fully vested upon the completion of two years of service. Subsequent to March 29, 1997, Egghead.com discontinued the guaranteed matching of employee contributions. Egghead.com may, however, make voluntary contributions in the future.


In the Surplus Direct plan, an employee was eligible to participate in the plan after six months of full-time employment (more than 1,000 hours). Employee contributions were matched by Egghead.com at 25% of the employee's contribution up to 5% of their compensation. Egghead.com contributions are fully vested upon the completion of five years of service. Egghead.com contributions were approximately $9,000 and $29,000 in the nine months ended December 27, 1997 and December 26, 1998 respectively.


Effective January 1, 1999, the DJ&J plan was amended and restated to merge the Surplus Software Plan into the DJ&J Plan and become the Egghead.com Plan ("The Plan"). In the Plan, employee contributions are matched by Egghead.com at 25% of the employee's contribution up to 5% of their compensation upon the employee's completion of six months of full-time employment or one year of eligibility service (more than 1,000 hours).

EGGHEAD.COM, INC. AND SUBSIDIARIES

Note 6  Commitments and Contingencies


Significant Suppliers


In the nine months ended December 27, 1997 and December 28, 1998, one primary distributor accounted for approximately 12% and 10%, respectively, of Egghead.com's purchases. The loss of this distributor could have a material adverse effect on the Egghead.com's operating results and financial condition.

Credit Line for Inventory Financing

In December 1998, the Company was approved for a credit line of $5 million for the financing of inventory. The terms of such financing will vary depending on the vendor terms. The credit line is fully secured by the inventory purchased through the agreement with the lender, Finova Capital Corporation. The lender has reserved the right to discontinue the inventory financing at any time at their discretion. At December 26, 1998, there were no borrowings outstanding under this line of credit.


Leases


Egghead.com leases corporate offices and distribution facilities under operating leases with remaining lives on most leases ranging from one to six years. The leases generally require Egghead.com to pay taxes, insurance and certain common area maintenance costs.


Aggregate rental expense, including common area maintenance charges, for all operating leases for the nine months ended December 27, 1997 and December 26, 1998 was approximately $5.9 million and $1.1 million, respectively. As of December 26, 1998, future minimum rental payments under noncancelable operating leases for headquarters and distribution facilities, and equipment consisted of the following (in thousands):

                                                                                              Operating
                                      Fiscal Year                                              Leases
                                                                                              ---------
                                      Remainder of 1999                 $                        287
                                      2000                                                       816
                                      2001                                                       626
                                      2002                                                       463
                                      Thereafter                                               1,050
                                                                                               -----
                                      Total minimum payments                                 $ 3,242
                                                                                              ======



The Company has recorded a liability for retail stores and distribution facility lease terminations in connection with its retail restructure. See Note 8.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Note 7  Acquisition


On August 14, 1997, the Company acquired Surplus Direct by issuing 5,310,888 shares of common stock and 289,112 options to purchase common stock of Egghead.com, Inc. The transaction included payment of $6.0 million of Surplus Direct debt. At the time, Surplus Direct was engaged in direct marketing of off-price computer hardware and software through catalogs and two Internet commerce sites. This acquisition was recorded using the purchase method of accounting. Operating results of Surplus Direct are included in the statement of operations from the date of acquisition. An excess purchase price of approximately $34.2 million, over identifiable assets, was determined based on the fair values of assets acquired and liabilities assumed. Amortization of goodwill will be over a period of 20 years.


Note 8  Restructuring and Reorganization


In the fourth quarter of fiscal 1997, Egghead.com recorded a $24.0 million restructuring and impairment charge to reorganize its operations. This plan involved among other things, closing 70 of the 156 Egghead stores, a significant reduction in its headquarters staff and the closure of its Lancaster, Pennsylvania distribution center. This charge included $6.2 million for the liquidation of inventory, $5.8 million in settlement of store and warehouse leases, $4.4 million for fixed asset dispositions and miscellaneous expenses, $3.3 million of store closing costs and related fixed asset dispositions, $3.3 million for severance and related benefits and $1.0 million in disposition and impairment of real estate. The $24.0 million restructuring charge was recorded as a $6.2 million charge to gross profit, a $1.8 million charge to selling and marketing expenses, a $0.3 million charge to general and administrative expense and a $15.6 million charge to restructuring and impairment charges. The Company anticipates that the remaining payables as of December 26, 1998, related to the restructuring, consisting primarily of $0.6 million in lease obligations and $0.3 million in severance will be substantially settled by the end of fiscal 1999.


In the fourth quarter of fiscal 1998, Egghead.com recorded a $37.6 million restructuring charge to reorganize its operations for a plan involving, among other things, closing the remaining Egghead stores, a significant reduction in its headquarters staff and the closure of its Sacramento, California distribution center. This charge includes approximately $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for the closure of the Sacramento distribution center and $2.2 million in severance, fixed asset disposal and other miscellaneous expenses related to the reduction of the Company's headquarters operation. The $37.6 million restructuring charge was recorded as a $6.2 million charge to gross profit, a $6.4 million charge to selling and marketing expenses, a $0.5 million charge to general and administrative expense and a $24.5 million charge to restructuring and impairment charges. The $24.5 million fiscal 1998 restructuring and impairment charge was partially offset by a reduction of $5.0 million in fiscal 1997 restructuring and impairment reserves. There were no other adjustments to the restructuring reserves. Egghead.com anticipates that the settlement of all leases and claims related to the restructuring will be substantially completed by the end of fiscal 1999. At December 26, 1998, the remaining payables related to the restructuring consisted primarily of $5.9 million in retail lease obligations, $0.7 million in severance and employee benefits and $0.4 million miscellaneous costs.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Note 9  Recapitalization and Sale of Subsidiary


On November 11, 1997 Egghead.com recapitalized its then wholly owned subsidiary ELEKOM. As part of the recapitalization, certain venture capitalists invested capital in ELEKOM, reducing the Company's ownership percentage to approximately 26% as of March 28, 1998. Prior to recapitalization, income and expenses of ELEKOM were recorded in the Company's operating results. After recapitalization, the Company's share of the results of operations of ELEKOM were included using the equity method of accounting and are reflected in the other income (expense) in the Company's consolidated statements of operations. On November 9, 1998, the remaining ownership in ELEKOM was sold at a gain of approximately $3.3 million. An additional $0.6 million gain is being deferred due to a contingency clause in the sales agreement and will be held in escrow until April 30, 2000, subject to favorable resolution of the contingencies.


Note 10 Sale of Property

On May 1, 1998, the Company sold its previous headquarters building located in Liberty Lake, Washington, for approximately $7.5 million. The building was recorded in the Property Held for Sale on the Company's Balance Sheet as of March 28, 1998. The Company leases approximately 7,000 square feet of the building over a lease term of one year, including extensions.


Note 11 Subsequent Event


In January 1999, the Company's Board of Directors approved a plan to issue additional shares of Common Stock in a public offering.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Egghead.com and the notes thereto included elsewhere in this filing. References in this filing to "Egghead.com," "Egghead," "we," "our," and "us" refer to Egghead.com, Inc. and our wholly owned subsidiaries, unless the context otherwise requires.

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this Report on Form 10-Q relative to trends in net sales, gross margin, expense levels, liquidity and capital resources, as well as other statements in this Report on Form 10-Q, including, but not limited to, words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "seek(s)," "estimate(s)," and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those set forth under `Liquidity and Capital Resources," and "Additional Factors That May Affect Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Particular attention should be paid to the cautionary statements involving our limited online operating history, our history of losses and expectation of future losses, the unpredictability of our future revenues and fluctuations in our operating results, the fluctuation of our operating results due to seasonality, the risks of systems failures and business interruptions, the risks of capacity constraints, the risks relating to systems development, management of growth, the intensely competitive nature of the electronic commerce industry, reliance on third parties and reliance on manufacturers, distributors and suppliers. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview


         Egghead.com is a leading online retailer of personal computer hardware, software, peripherals, accessories and other related products. In addition to computer-related products, Egghead.com sells consumer electronics and other consumer and business goods.


         Egghead, Inc. began operations primarily as a traditional software reseller. The predecessor to Egghead, Inc., DJ&J Software Corporation, was incorporated in Washington in 1983. Egghead, Inc. was incorporated in Washington in 1984 and became the parent company to DJ&J Software Corporation. By 1992, Egghead, Inc. had over 200 retail store locations and had begun a direct mail division and a Corporate, Government and Educational Sales Division. On May 13, 1996, Egghead, Inc. sold the Corporate, Government and Educational Sales Division for $45.0 million. In response to continuing retail store losses, Egghead, Inc. closed 70 retail stores in February 1997 and recorded a related $24.0 million restructuring and asset impairment charge. On August 14, 1997, Egghead, Inc. acquired Surplus Software, Inc. ("Surplus Direct"). Surplus Direct owned and operated two Web sites and a direct mail division which specialized in excess, closeout and refurbished computer related merchandise. On February 28, 1998, we changed our name from Egghead, Inc. to Egghead.com, Inc., closed our remaining retail stores and shifted our primary business emphasis to electronic commerce. As part of this transition, we closed our distribution center in Sacramento, California, combined our management and operations with those of Surplus Direct and consolidated the majority of our operations in Vancouver, Washington. In the fourth quarter of fiscal 1998, we recorded a $37.6 million charge related to this closure of the retail stores and the related restructuring.


         Online Operations. Online net sales, online cost of sales, online gross profit and online selling and marketing expenses consist of the results of our online shopping Web sites and inbound telephone orders. Customers can purchase products via the Internet at our online store. Alternatively, customers can browse through our online store or review advertising flyers and then contact the inbound telephone center to complete purchases. We offer discounts to businesses, educational institutions and governmental entities that purchase large volumes for use or for resale.


         Online Pro Forma. To provide meaningful comparisons for the nine months ended December 27, 1997, we have disclosed, on an online pro forma basis, online net sales, online cost of sales, online gross profit and online selling and marketing expenses. The online pro forma amounts include the results of operations of Surplus Direct before we acquired it on August 14, 1997. This acquisition was recorded under the purchase method of accounting and the results of operations of Surplus Direct are included in our historical financial results from the date of the acquisition.

         Set forth below for the nine months ended December 27, 1997 are certain online pro forma operations data:



                                                         Amount                        As of Percentage of
                     Online Pro Forma Results

                                                     (in thousands)                Online Pro Forma Net Sales
         ---------------------------------------------------------------------------------------------------------------

             Online net sales...............................$54,750                            100.0%

           Online cost of sales...........................   45,800                             83.7
                                                    ------------------    ----------------------------------------------

             Online gross profit...........................   8,950                             16.3

                Online selling and marketing
                      expenses...                           $11,833                             21.6%




         Retail Operations. Retail net sales, retail cost of sales and retail selling and marketing expenses consist of the results of the retail stores and the direct response and catalog/mail-order divisions. We completed the closure of the retail stores and these divisions on February 28, 1998 and therefore they did not contribute to revenues in the first nine months of fiscal 1999.


         Anticipated Losses. We have incurred substantial losses in the operation and closure of our former retail store network and in the operation of our online store. As of December 26, 1998, we had a retained deficit of $96.4 million. We have not achieved profitability as an electronic commerce company and expect to continue to incur substantial net losses through at least fiscal 2001. We plan to continue to enhance our brand name through marketing and advertising programs, offer additional categories of merchandise for sale on our online store and improve and enhance our technology, infrastructure and systems. These initiatives will likely result in operating expenses that are higher than current operating expenses. We will need to generate significantly higher revenues to achieve profitability and maintain profitability if it is achieved. Although our net sales from electronic commerce have grown in recent quarters, such growth rates may not be sustainable. Because of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not good indicators of our future performance.

Results of Operations--Three and Nine Months Ended December 27, 1997 Compared to Nine Months Ended

December 26, 1998


         The following table shows the relationship of certain items relating to continuing operations included in our Consolidated Statements of Operations expressed as a percentage of net sales:


                                                                                Percentage of Net Sales
                                                          --------------------------------------------------------------------

                                                                 Nine months ended                 Three months ended
                                                          --------------------------------- ----------------------------------

                                                           Dec. 27, 1997    Dec. 26, 1998    Dec. 27, 1997    Dec. 26, 1998
                                                          ----------------- --------------- ---------------- -----------------

                                                            (unaudited)                       (unaudited)      (unaudited)

        Net Sales

     Online ...............................................      15.2%            100%                23.9%         100.0%

     Retail ...............................................      84.8              --                 76.1             --
                                                          --------------------------------- ----------------------------------

         Total net sales ..................................     100.0             100.0              100.0          100.0
                                                          --------------------------------- ----------------------------------

Cost of sales(1)

     Online ...............................................      84.7              90.5               86.4           92.0

     Retail ...............................................      83.2                --               83.5             --
                                                          --------------------------------- ----------------------------------

         Total cost of sales ..............................      83.5              90.5               84.2           92.0
                                                          --------------------------------- ----------------------------------

Gross margin ..............................................      16.5               9.5               15.8            8.0

Selling and marketing expenses(2)

     Online ...............................................      19.5              22.2               18.4           26.2

     Retail ...............................................      16.1                --               15.9             --
                                                          --------------------------------- ----------------------------------

         Total selling and marketing expenses .............      16.5              22.2               16.5           26.2

General and administrative expense ........................       6.1              10.2                4.9            9.9

Depreciation and amortization expense .....................       2.0               2.7                1.7            2.8
                                                          --------------------------------- ----------------------------------

Operating loss ............................................      (8.1)            (25.6)              (7.3)         (30.9)

Other income, net .........................................       1.1               5.3                0.6            9.7
                                                          --------------------------------- ----------------------------------

Loss before income taxes ..................................      (7.0)%           (20.3)%             (6.7)%        (21.2)%
                                                          --------------------------------- ----------------------------------

(1) These percentages are calculated by dividing the online and retail cost of sales by the respective net sales.

(2) These percentages are calculated by dividing the online and retail selling and marketing expenses by the respective net sales.

         Net Sales. Total online net sales for the third quarter of fiscal 1999 increased 77% to $41.9 million as compared to $23.7 million for the third quarter of fiscal 1998. Net sales through the online store during the third quarter of fiscal 1999 increased 199% to $35.3 million from $11.8 million for the third quarter of fiscal 1998. Total online net sales for the first nine months of fiscal 1999 increased 94% to $106.4 million as compared to the online pro forma net sales of $54.8 million for the first nine months of fiscal 1998. Net sales through the online store during the first nine months of fiscal 1999 increased 255% to $83.0 million from $23.4 million (online pro forma) for the first nine months of fiscal 1998. The increase in net sales through our online store was partially due to an increase in the online customer base, significant investments in marketing programs designed to promote and maintain brand awareness, an increase in the number of daily and weekly online auctions, and an increase in the categories and amount of merchandise offered. In addition, our online net sales benefited from an increase in our customer accounts to over 750,000 as of December 26, 1998 from approximately 460,000 as of March 28, 1998. As a result of a decrease in the frequency and volume of direct mail flyers, net sales from inbound telephone orders during the third quarter and first nine months of fiscal 1999 decreased to $6.6 million and $23.4 million, respectively, from $11.9 million and $31.4 million (online pro forma) during the third quarter and first nine months of fiscal 1998. Management intends to reduce the level of emphasis on inbound telephone operations because these operations have higher operating costs as a percentage of related sales as compared to online operations.


         Total net sales for the third quarter of fiscal 1999 decreased 58% to $41.9 million from $99.1 million for the third quarter of fiscal 1998. Total net sales for the first nine months of fiscal 1999 decreased 51% to $106.4 million from $218.6 million for the first nine months of fiscal 1998. These decreases were primarily due to the closure of the retail store chain, which accounted for net sales of $185.4 million for the first nine months of fiscal 1998, and was partially offset by the increase in online net sales.


         Gross Profit. Gross profit consists of net sales minus cost of sales. Cost of sales includes initial margin (net sales minus cost of products sold), obsolete inventory charges and net shipping (shipping reimbursements less shipping costs). The gross profit from online net sales for the third quarter of fiscal 1999 increased to $3.4 million compared to the gross profit from online net sales of $3.2 million for the third quarter of fiscal 1998. The gross margin from online net sales for the third quarter of fiscal 1999 was 8.0% as compared to 13.6 % for the third quarter of fiscal 1998. The gross profit from online net sales for the first nine months of fiscal 1999 increased to $10.1 million compared to the gross profit of $9.0 million (online pro forma) for the first nine months of fiscal 1998. The gross margin from online net sales for the first nine months of fiscal 1999 was 9.5% as compared to 16.3% (online pro forma) for the first nine months of fiscal 1998. The fiscal 1999 gross margin reflects a decrease in selling prices and an increase in inventory obsolescence expense partially offset by an increase in net shipping revenue as compared to the first nine months of fiscal 1998. The decrease in selling prices was primarily due to an increase in net sales from online auctions and a decrease in inbound telephone net sales, which typically carry higher margins than online sales.


         Total gross profit for the third quarter of fiscal 1999 decreased to $3.4 million as compared to $15.6 million for the third quarter of fiscal 1998. Total gross profit for the first nine months of fiscal 1999 decreased to $10.1 million as compared to $36.2 million for the first nine months of fiscal 1998. This decrease was primarily due to the closure of the retail store chain and was partially offset by the increase in online net sales.


         Initial margin is primarily affected by sales volume and the mix of sales from each of our online stores' three shopping formats, and, to a lesser extent, the mix of merchandise sold. We typically realize higher initial margins on our Superstore sales than on our SurplusDirect liquidation center sales, higher initial margins on our SurplusDirect liquidation center sales than on our auction sales, and higher initial margins on software sales than on hardware sales. Recently we experienced a shift towards lower initial margin auction sales, which constituted approximately 55% and 52% of online net sales for the third quarter and first nine months of fiscal 1999, respectively. If the percentage of auction sales continues to increase, our initial margins may be adversely affected.


         Selling and Marketing Expenses. Selling and marketing expenses consist primarily of operating expenses related to marketing, inbound telephone support, online store support and distribution. Such operating expenses include promotional agreements for online and offline advertising, credit card processing costs, payroll and benefits, telecommunications, bad debts and supplies, in addition to retail occupancy costs prior to the closure of the retail store network. The selling and marketing expenses for the third quarter of fiscal 1999 were $11.0 million as compared to online selling and marketing expenses of $4.4 million for the third quarter of fiscal 1998. The selling and marketing expenses as a percentage of online net sales increased to 26.2% for the third quarter of fiscal 1999 as compared to 18.4% for the third quarter of fiscal 1998. The selling and marketing expenses for the first nine months of fiscal 1999 increased 100% to $23.7 million as compared to the selling and marketing expenses of $11.8 million (online pro forma) for the first nine months of fiscal 1998. Selling and marketing expenses as a percentage of online net sales increased to 22.2% for the first nine months of fiscal 1999 as compared to 21.6% (online pro forma) for the first nine months of fiscal 1998. The increase in selling and marketing expenses was primarily due to increased promotion related to the shift in primary business emphasis to electronic commerce in February 1998. Retail selling and marketing expenses were eliminated with the closure of the retail stores in February 1998. We expect selling and marketing expenses to increase significantly as we endeavor to enhance our brand name recognition, expand our online shopping capabilities and increase our market share. However, we cannot assure you that the increase in such expenses will actually result in enhanced brand name recognition, expanded Web site capabilities or increased market share.


         The total selling and marketing expenses for the third quarter of fiscal 1999 decreased 33% to $11.0 million as compared to $16.4 million for the third quarter of fiscal 1998. The total selling and marketing expenses for the first nine months of fiscal 1999 decreased 35% to $23.7 million as compared to $36.3 million for the first nine months of fiscal 1998. This decrease was primarily due to the closure of the retail store chain and was partially offset by the increase in expenses related to the online store and expenses related to acquired operations of Surplus Direct.


         General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses of headquarters support functions, such as executive, merchandising, purchasing, engineering, accounting, recruiting and facilities expenses and other general corporate expenses. The general and administrative expenses for the third quarter of fiscal 1999 decreased 15% to $4.1 million as compared to $4.9 million for the third quarter of fiscal 1998. The general and administrative expenses for the first nine months of fiscal 1999 decreased 18% to $10.9 million as compared to $13.3 million for the first nine months of fiscal 1998. These decreases were primarily due to the recapitalization of our wholly owned subsidiary Elekom Corporation in November 1997. See Note 9 of Notes to Consolidated Financial Statements. Prior to the recapitalization of Elekom, expenses of $2.2 million were recorded in general and administrative expenses for the first nine months of fiscal 1998. After the recapitalization, the results of Elekom were recorded using the equity method of accounting. In addition, the expenses for the first nine months of fiscal 1998 were affected by the costs related to the acquisition of Surplus Direct in August 1997. See Note 7 of Notes to Consolidated Financial Statements. General and administrative expenses as a percentage of net sales increased to 9.9% for the third quarter of fiscal 1999 as compared to 4.9% for the third quarter of fiscal 1998. General and administrative expenses as a percentage of net sales increased to 10.2% for the first nine months of fiscal 1999 as compared to 6.1% for the first nine months of fiscal 1998. This increase was due primarily to a reduction in net sales. We expect our general and administrative expenses to increase as we continue to build our business and, in particular, increase our information systems support.


         Depreciation and Amortization Expenses. Depreciation and amortization expenses primarily include depreciation of our capital equipment and amortization of the goodwill recorded in connection with the acquisition of Surplus Direct in August 1997. The depreciation expense for the third quarter of fiscal 1999 decreased to $0.7 million as compared to $1.3 million for the third quarter of fiscal 1998. The depreciation expense for the first nine months of fiscal 1999 decreased to $1.6 million as compared to $3.7 million for the first nine months of fiscal 1998. These decreases were primarily due to the closure of the retail stores in February 1998. Amortization expense for the third quarter of fiscal 1999 and fiscal 1998 was $0.4 million. Amortization expense for the first nine months of fiscal 1999 increased to $1.3 million as compared to $0.6 million for the first nine months of fiscal 1998. This increase in amortization expense reflects the goodwill recorded for the Surplus Direct acquisition. See
Note 7 of Notes to Consolidated Financial Statements.


         Other Income, Net. Other income, net for the third quarter of fiscal 1999 increased to $4.0 million from $0.6 million for the third quarter of fiscal 1998. Other income, net for the first nine months of fiscal 1999 increased to $5.7 million from $2.5 million for the first nine months of fiscal 1998. These increases were primarily due to a gain of $3.3 million from the November 1998 sale of all our equity interest in Elekom Corporation. See Note 9 of

Notes to Consolidated Financial Statements.


         Income Taxes. Due to our net operating losses, we did not record a provision for income taxes for the first nine months of fiscal 1999 or fiscal 1998. Given our recent losses, we have determined that our deferred tax assets do not meet the realization criteria of Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, the realization of the deferred tax assets depends on generating future taxable income. We have determined that it is more likely than not that the deferred tax assets could not currently be realized. Until we have determined that all of the existing net operating losses are realizable, we will not record a tax charge or benefit for future operating results. Our net operating losses can be recovered for tax purposes over a 15-year period from origin if profitability is achieved. See Note 3 of Notes to Consolidated Financial Statements.


Liquidity and Capital Resources


     In recent fiscal years, we have funded our operations through cash provided by operations, asset sales, exercises of stock options and the proceeds relating to the sale of the Corporate, Government and Educational Sales Division.


     Cash and cash equivalents decreased to $59.0 million as of December 26, 1998 from $67.4 million at March 28, 1998. The decrease in the cash balance was primarily due to the net operating loss of $21.6 million, the decrease in restructuring liabilities of $9.3 million and the increase in merchandise inventories of $1.7 million, partially offset by $14.3 million in stock issuances under our stock option and stock purchase plans, net proceeds of $7.1 million from the sale of our former headquarters building and net proceeds of $3.3 million on the sale of our interest in Elekom Corporation. Cash and cash equivalents decreased $16.1 million from $83.5 million at the end of fiscal 1997 to $67.4 million at March 28, 1998. The decrease in the cash balance was primarily due to a reduction in accounts payable and liabilities related to the Corporate, Government and Educational Sales Division (CGE), partially offset by a reduction in accounts receivable and merchandise inventories.


     Cash used by operating activities of $27.4 million for the first nine months of fiscal 1999 was primarily due to the net loss of $21.6 million, a decrease in restructuring liabilities of $9.3 million and an increase in merchandise inventories of $1.7 million, partially offset by a decrease in accounts receivable of $4.0 million. Cash used by operating activities of $10.9 million for the year ended March 28, 1998 was primarily due to the net loss of $50.2 million and reductions in accounts payable of $25.8 million, partially offset by a reduction in accounts receivable of $12.2 million and a reduction in merchandise inventories of $29.9 million. For fiscal 1997, operating activities used $7.8 million in cash related to a reduction in accounts payable partially offset by a decrease in accounts receivable and merchandise inventories.


     Net cash provided by investing activities was $4.7 million for the first nine months of fiscal 1999 and primarily consisted of net proceeds of $7.1 million from the sale of the former headquarters building and net proceeds of $3.3 million from the sale of our equity interest in Elekom Corporation, partially offset by capital expenditures of $5.7 million primarily related to the upgrading of the Web site software platforms and related hardware. See Note 9 of Notes to Consolidated Financial Statements. Net cash used in investing activities was $2.7 million for fiscal 1998 and primarily consisted of asset purchases of $2.8 million, primarily for retail store leasehold improvements and computer hardware. For fiscal 1997, investing activities provided net cash of $41.7 million primarily related to the $45.0 million proceeds from the sale of CGE, partially offset by capital expenditures of $5.1 million.


     Cash provided by financing activities of $14.3 million for the first nine months of fiscal 1999 consisted of proceeds from stock issuances under our stock option and stock purchase plans. Cash used in financing activities of $2.5 million for fiscal 1998 consisted primarily of payment of notes payable relating to the Surplus Direct acquisition of $6.0 million, partially offset by $3.6 million received from the exercises of stock options. For fiscal 1997, financing activities provided $47,000 primarily due to exercises of stock options, partially offset by payment on capital leases obligations.


     As of December 26, 1998, our principal source of liquidity was $59.0 million of cash. In December 1998, we obtained a credit line of $5.0 million for the financing of inventory. The credit line is fully secured by the inventory purchased through an agreement with the lender, Finova Capital Corporation. As of December 26, 1998 there were no borrowings outstanding under this line of credit. As of December 26, 1998, our principal commitments consisted of obligations in connection with operating leases and commitments for advertising and promotional arrangements.

Although we have no material commitments for capital expenditures, we anticipate future purchases related to enhancements of our Web site to improve functionality and navigation, incorporating features that are intended to improve the customer shopping experience, and scalability and performance of the site. We estimate capital expenditures through the end of fiscal 2000 to be at least $12.5 million. See Note 6 of Notes to Consolidated Financial Statements.


     Our future liquidity and capital requirements will depend upon numerous factors. We believe that our current cash and cash equivalent balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the near future. In January 1999, our Board of Directors approved a plan to issue additional shares of Common Stock in a public offering. With the proceeds from this proposed offering, we believe that our cash and cash equivalents would be sufficient for at least the next eighteen months. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might increase our liquidity requirements or cause us to issue additional equity or debt securities. Although we believe that the net proceeds from this offering combined with our current cash and cash equivalent balances would be sufficient for at least the next eighteen months, we cannot assure you that the proposed public offering will occur or that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all. We do not currently use derivative financial instruments.


Impact of the Year 2000 Issue


     The Year 2000 issue exists because many computer systems and applications use two-digit fields to designate a year. Date-sensitive computer systems and programs may fail to recognize or correctly process the year 2000 as the century date change approaches or occurs. This inability to properly recognize or address the year 2000 may cause systems errors or failures that could seriously disrupt or prevent normal business operations.


     As a company engaged in electronic commerce, we rely on computer programs and systems in connection with our internal and external communication networks and systems (including transmissions of information over the Internet), the operation of our Web site, customer use of our Web site, order processing and fulfillment, accounting and financial systems and other business functions. Because our internal systems and software are relatively new, and the majority are covered by maintenance agreements with third-party suppliers, we do not expect that the Year 2000 costs relating to our own internal systems will be significant. Our plan for addressing Year 2000 issues has three phases: (1) identification and evaluation; (2) development of plans for addressing the issues and prioritization of those plans; and (3) implementation of plans and verification of effectiveness. We have already identified and evaluated our major internal information technology and data processing systems for Year 2000 compliance. Certain critical internal information technology and data processing systems have already been modified, upgraded or replaced to remedy Year 2000 issues. We are currently completing a plan to address our remaining significant internal systems for Year 2000 compliance. We expect to substantially complete the assessment and planning phase by the end of March 1999. Management intends to complete the implementation and verification phases for our remaining critical internal systems by November 1999.


     Due to our electronic commerce focus, our reliance on significant non-information technology systems is primarily limited to telecommunications equipment, voicemail systems and property security systems. We have recently replaced our telecommunications equipment and voicemail systems with systems that the suppliers state are Year 2000 compliant. We are currently evaluating our property security systems for Year 2000 compliance, but do not believe that any problems with this system would materially affect our business operations. As a result, we do not expect Year 2000 costs relating to our property security systems to be material.


     Any failure of third party networks, systems or services could have a material adverse impact on our business. Our business depends on the satisfactory performance and reliability of the external communication and computer networks, systems and services integral to the Internet. These networks, systems and services are maintained or provided by third parties and affect the ability of customers to access and purchase products at our Web site. We also rely on other systems and services that third parties provide to our customers. As a result, the success of our plan to address the Year 2000 issues depends in part on parallel efforts being undertaken by such other third parties. We have begun to identify and initiate communications with those third parties whose networks, systems or services are critical to our business to determine the status of these entities' Year 2000 compliance. We cannot assure you that all such parties will provide accurate and complete information, or that all their networks, systems, or services will achieve full Year 2000 compliance in a timely fashion. In an attempt to mitigate the risk of non-compliance by certain critical service providers, we have begun to diversify our use of certain services among several providers. However, we cannot assure you that this diversification will mitigate the risk of noncompliance.


     Costs related to our efforts to address Year 2000 issues have been expensed as incurred and have not been material to date. We expect to fund the Year 2000-related costs through funds provided by operations and do not expect these costs to have a material adverse effect on our liquidity or results of operations. Our estimates of the cost of these efforts are partially based on numerous assumptions about future events. We cannot assure you that these estimates will be correct. Actual costs could differ materially from these estimates.


     Although we are taking steps to achieve Year 2000 compliance of our internal systems and to evaluate the compliance of third-party service providers on which our business depends, the most reasonably likely worst case scenario resulting from possible Year 2000 noncompliance is that noncompliance by third parties would disrupt, reduce or eliminate for a period of time the ability of our customers to access and purchase products at our Web site. If such occurrences are frequent or long in duration, they could materially adversely affect our business. The Year 2000 compliance of third-party global, national and local communications networks and the compliance of individual Internet service providers is not within our control. Accordingly, a contingency plan for this worst case scenario does not exist and we do believe we will be able to develop one. We have, however, begun to diversify our uses of certain services among several providers to attempt to mitigate this risk. We cannot assure you, however, that our attempt will mitigate the risk of non-compliance, and any failure of third party networks, systems or services could materially adversely affect our business.


     We believe we are taking the necessary steps regarding Year 2000 compliance with respect to matters within our control to seek to minimize the impact of Year 2000 issues on our business. We currently expect our Year 2000 project to be completed in 1999. However, not all of the systems on which we rely are Year 2000 compliant and we cannot assure you that these systems will be made Year 2000 compliant in a timely manner, that we will not incur significant additional expenses for Year 2000 issues, that the third parties upon which our business depends will achieve Year 2000 compliance, or that the Year 2000 problem will not materially adversely affect our business, financial condition or results of operations.


     We rely on the quality of the products that manufacturers, distributors and suppliers provide to us for sale to our customers. To the extent that the products we sell are not Year 2000 compliant, we may be subject to claims by customers that could materially adversely affect our business or damage our reputation.


Recent Accounting Pronouncements


     During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Because we do not use derivatives, the new standard is expected to have no material impact on our financial position or results of operations. SFAS 133 will be effective for fiscal 2001.


     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. We have not capitalized any costs that will need to be written off to comply with SOP 98-1. Our current policies for capitalizing costs incurred for computer software development or obtained for internal use comply with SOP 98-1.

Additional Factors That May Affect Future Results


Any of the following additional factors could materially adversely affect our business, operating results and financial condition:

We have a limited online operating history which provides little information with which to evaluate our electronic commerce business

     In February 1998, we shifted our business emphasis to the Internet and closed our remaining retail stores. We therefore have had only a limited operating history as an electronic commerce company. As a result, there is little information on which to evaluate our business and prospects as an electronic commerce company. An investor in our common stock must consider the risks and difficulties that early-stage companies frequently encounter in the new and rapidly evolving market of electronic commerce. Such risks for us include:

o our evolving and unpredictable business model;
o our competitors that have more established electronic commerce operations;
o our need and ability to manage growth; and
o the rapid evolution of technology in electronic commerce.

 To address these risks and uncertainties, we must take several steps, including:

o improving our customer service and providing outstanding order fulfillment;
o continuing to develop and upgrade our technology, infrastructure and systems that support our online store;
o expanding the number of products and categories of merchandise offered at our online store;
o increasing our customer base to achieve economies of scale;
o attracting, retaining and motivating qualified personnel; and
o making our online store more user-friendly and appealing to customers.

     We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. Even if we accomplish these objectives we still may not be profitable in the future.

 We have a history of losses and expect future losses

     We have incurred substantial losses in the operation and closing of our former retail store network and in the operation of our electronic commerce business. As of December 26, 1998, we had a retained deficit of $96.4 million. We have not achieved profitability as an electronic commerce company, and we expect to continue to incur substantial net losses through at least the fiscal year 2001. We plan to continue to enhance our brand name through marketing and advertising programs, offer additional categories of merchandise for sale at our online store and improve and enhance our technology, infrastructure and systems. These initiatives will likely result in operating expenses that are higher than current operating expenses. We will need to generate significant revenues to achieve profitability and to maintain profitability if it is achieved. Although our revenues from electronic commerce have grown in recent quarters, such growth rates may not be sustainable and we may not become profitable in the future.

     Our future revenues are unpredictable and our operating results may fluctuate significantly

     Because we have a limited operating history in electronic commerce and because electronic commerce is a new, emerging market, we cannot accurately forecast our revenues. Although our revenues from electronic commerce have grown in recent quarters, you should not use these past results to predict our future results. We base our current and future expenditures on our plans and estimates of future revenues. Our expenses are, to a large degree, fixed. We may be unable to adjust spending in a timely manner if we experience an unexpected shortfall in our revenues.

 We expect that our future quarterly operating results will fluctuate significantly because of many factors, several of which we do not control. Such factors include:

o our ability to satisfy customers, retain existing customers and attract new customers at a steady rate;
o our ability to acquire, price and market merchandise inventory such that we maintain gross margins in our existing business and in future product lines and markets;
o price competition;
o the level of traffic at our Web site;
o our ability to fulfill customer orders;
o the development, announcement or introduction of new sites, services or products by us or by our competitors; o the amount the Internet is used generally and, more specifically, for the purchase of consumer products such as those that we offer;
o our ability to upgrade and develop our systems and infrastructure and attract new employees;
o the occurrence of technical or communications failures, system downtime and Internet disruptions;
o the amount and timing of operating costs and capital expenditures that we incur to expand our business;
o governmental regulation and taxation policies;
o disruptions in service by common carriers such as United Parcel Service;
o unanticipated increases in shipping and transaction-processing costs; and
o general economic conditions and economic conditions specific to the Internet, electronic commerce and the computer industry.

     Our revenues depend on the number of times customers make purchases at our online store and the level of sales and bidding activity at the Egghead Auctions section of our online store. The amount of sales and bidding activity at our online store depends in part on the number of customers and the availability of merchandise from our suppliers. We cannot forecast the number of future customers or the future availability of merchandise with any degree of certainty. It is clear, however, that if the number of customers does not increase or if the amount of merchandise available to us decreases substantially, our business will suffer.

     Because of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good indicator of our future performance. If our future operating results are below the expectations of securities analysts and investors, our stock price may decline.

  Our operating results may fluctuate depending on the season, and such fluctuations may affect our stock price

     We expect to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Retail sales in the traditional retail industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. As a result of such factors, our operating results in one or more future quarters may fall below the expectations of securities analysts and investors, and consequently our stock may decline.

 We may suffer systems failures and business interruptions

     Our success, especially our ability to receive and fulfill customer orders, largely depends on the efficient and uninterrupted operation of our computer and telephone communications systems. Almost all of our computer and communications systems are located at a single leased facility in Vancouver, Washington. Our systems are vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins, earthquakes and other events. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions. Any of these events could lead to interruptions or delays in service, loss of data or the inability to accept and confirm customer orders. Generally, we do not have redundant systems or a formal disaster recovery plan, and our coverage limits on our property and business interruption insurance may not be adequate to compensate us for losses that may occur.

 We face risks of capacity constraints

     Our revenues depend to a significant degree on the number of customers who use our online store to buy merchandise. We depend on the satisfactory performance, reliability and availability of our Web site, transaction-processing systems, network infrastructure, customer support center and delivery and shipping systems. These factors are critical to our reputation, our ability to attract and retain customers and to maintain adequate customer service levels, and our operating results. Prior to the launch of our redesigned Web site in November 1998, our online store experienced temporary capacity constraints from time to time, and we continue to experience capacity constraints at our customer support center primarily related to inbound customer telephone inquiries. Capacity constraints could prevent customers from gaining access to our online store or our customer support center for extended periods of time and decrease our ability to fulfill customer orders or decrease our level of customer acquisition or retention. Such constraints would also decrease the appeal of our online store and decrease our sales. If the amount of traffic, the number of orders or the amount of auction bidding at our redesigned Web site increases substantially, we may experience capacity constraints and may need to further expand and upgrade our technology, transaction-processing systems and network infrastructure. We may be unable to sufficiently predict the rate or timing of increases in the use of our online store to enable us to quickly upgrade our systems to handle such increases. Also, we may be unable to increase our capacity at our customer support center to handle the amount of current or future customer telephone inquiries.

 We face risks relating to systems development

     We are heavily dependent on our technological systems, some of which were not designed for electronic commerce but have been modified by us for that use. Although we upgrade and expand these systems on an ongoing basis, in the near future we will need to significantly upgrade and expand or replace our transaction-processing systems to handle increased traffic at our online store and to make certain elements of the systems Year 2000 compliant. We will also need to upgrade and expand our systems for the Egghead Auctions format of our online store, particularly to improve its scaleability. We also plan to upgrade and expand our systems to add automated customer service, proactive email and customer feedback features to provide enhanced customer service, more complete customer data and better management reporting information. These efforts will require us to integrate newly developed and/or purchased technologies into our existing systems and to hire more engineering and information technology personnel in the near future. If we are unable in a timely manner to hire required personnel and to add new software and hardware or to develop and upgrade our existing systems to handle increased traffic and increased sales and auction bidding at our online store, we could experience unanticipated system disruptions, slower response times, degraded customer service and a decrease in our ability to fulfill customer orders.

 We may be unable to manage our growth

     Our ability to successfully implement our business plan in a rapidly evolving market requires an effective planning and growth-management process. If we are unable to manage our growth, we may not be able to implement our business plan, and our business may suffer as a result. We expect that we will have to expand our business to address potential growth in the number of customers, to expand our product and service offerings and to pursue other market opportunities. We expect that we will need to expand existing operations, particularly those relating to information technology, customer service and merchandising. We expect that we will also need to continue to improve our operational, financial and inventory systems, procedures and controls, and will need to expand, train and manage our workforce, particularly our information technology staff. Furthermore, we expect that we will need to continue to manage multiple relationships with various suppliers, freight companies, warehouse operators, Web sites, Internet service providers, and other third parties to keep control over our strategic direction as the electronic commerce business evolves.

 The electronic commerce market is intensely competitive

     The electronic commerce industry is new, rapidly evolving and intensely competitive. We may not be successful in competing against our current and future competitors. It is not difficult to enter the electronic commerce market, and current and new competitors can launch new electronic commerce Web sites at relatively low cost. We expect competition in electronic commerce to increase as retailers, suppliers, manufacturers and direct marketers who have not traditionally sold computer products and consumer goods directly to consumers through the

Internet enter this market segment. Furthermore, competition may increase to the extent that mergers and acquisitions result in electronic commerce companies with greater market share and revenues. Increased competition or failure by us to compete successfully is likely to result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs or loss of market share, or any combination of these problems.

 We currently compete with a variety of companies that sell personal computer products and other consumer goods through a variety of sales channels to customers. These competitors include:

o Catalog-based merchants with a significant electronic commerce offering, such as CDW Computers Centers, Inc., Micro Warehouse, Inc., Insight Enterprises, Inc., Multiple Zones International, Inc. and Creative Computers, Inc.;

o Companies with electronic commerce sites such as Beyond.com Corporation, Buy.com Inc. and Cyberian Outpost, Inc., and electronic software distributors such as Digital River, Inc.;

o Companies offering Internet auctions, such as ONSALE, Inc., uBid, Inc., Yahoo! Inc., Internet Shopping Network, Inc. (the FirstAuction site), Micro Warehouse, Inc. and eBay Inc.;

o Companies whose primary business is not online retailing but who derive significant revenue from electronic commerce, including America Online, Inc., Yahoo! Inc. and QVC, Inc.;

o Traditional retailers of personal computer products such as CompUSA, Inc. and Computer City;

o Manufacturers such as Dell Computer Corporation and Gateway 2000, Inc. that sell directly to the consumer, including over the Internet;

o Mass merchandisers such as Wal-Mart Stores, Inc., Costco Wholesale Corporation and Best Buy Co., Inc. that primarily sell through traditional retail channels but also sell over the Internet; and .

o Office products retailers such as Office Depot Inc. and Staples, Inc. that primarily sell through traditional retail channels but also sell over the Internet.

     We believe that the principal competitive factors affecting our market are brand name recognition, competitive pricing, quality of customer service, quality of product information, breadth of merchandise offerings, cost of customer acquisition and ease of use of electronic commerce sites. Although we believe we compete adequately with respect to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources than us.

     Current and potential competitors have established or may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of merchandise. New competitors or alliances among competitors and suppliers may emerge and rapidly acquire market share. Also, manufacturers might elect to sell or liquidate their products directly over the Internet. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to secure merchandise from suppliers on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their merchandise than we can.

 We rely heavily on certain third parties, including Internet service providers and telecommunications companies

     Our operations depend on a variety of third parties for Internet access, telecommunications, operating software, order fulfillment, merchandise delivery and credit card transaction processing. We have limited control over these third parties, and we cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms. Nor can we assure you that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our business effectively.

     We rely on Internet service providers to connect our Web site to the Internet. From time to time, we have experienced temporary interruptions in our Web site connection and also our telecommunications access. Frequent or prolonged interruptions of these Web site connection services could result in significant losses of revenues. Our Web site software and internally developed auction software depend on operating systems, data base and server software that were produced by and licensed from third parties. From time to time, we have discovered errors and defects in such software and, in part, rely on these third parties to correct these errors and defects promptly.

     Third-party distribution centers fulfill a significant portion of the sales for which we are responsible. Accordingly, any service interruptions experienced by these distribution centers as a result of labor problems or otherwise could disrupt or prevent the fulfillment of some of our customers' orders. In addition, we use United Parcel Service and Airborne Express as the primary delivery services for our products. Our business would suffer if labor problems or other causes prevented these or any other major carriers from delivering our products for significant time periods. Furthermore, First USA Bank, through its relationship with First USA Paymentech, Inc. (Paymentech) is our sole processor of credit card transactions. If computer systems failures or other problems were to prevent Paymentech from processing our credit card transactions, we would experience delays and business disruptions. Any such delays or disruptions in customer service may damage our reputation or result in loss of customers.

 We rely heavily on certain manufacturers, distributors and suppliers

     We depend entirely on certain manufacturers, distributors and suppliers to supply us with merchandise for sale at our online store. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, or that we will be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We acquire products for sale both directly from manufacturers and indirectly through distributors and suppliers. Purchases from Ingram Micro Inc., a distributor of computers and related products, accounted for approximately 9.3% of our aggregate merchandise purchases for the nine months ended December 26, 1998. We have no long-term contracts or arrangements with manufacturers, distributors or suppliers that guarantee availability of merchandise for our online store. We cannot assure you that current manufacturers, distributors and suppliers will continue to sell merchandise to us or otherwise provide merchandise for sale by us or that we will be able to establish new manufacturer, distributor or supplier relationships that ensure merchandise will be available for sale by us. We also rely on many of our distributors and suppliers to ship merchandise to customers. We have limited control over the shipping procedures of these distributors and suppliers, and such shipments have often been subject to delays. Most merchandise sold by us carries a warranty from the manufacturer or the supplier, and we are not obligated to accept merchandise returns. Nevertheless, we in fact have accepted returns from customers for which we did not receive reimbursements from our suppliers or manufacturers, and the levels of returned merchandise in the future may exceed our expectations. We may also find that we have to accept more returns in the future to maintain customer satisfaction.

 We face the risks of expanding into new services and business areas

     To increase our revenues, we will need to expand, over time, our operations by promoting new or complementary products or by expanding the breadth and depth of our product or service offerings. If we expand our operations in this manner, we will require significant additional development resources and such expansion may strain our management, financial and operational resources. We may not significantly benefit in such expansion from the Egghead.com brand name or from the early entry advantage that we have experienced in the online computer products market. Gross margins attributable to new business areas may be lower than those associated with our existing business activities. We cannot assure you that our expansions into new product categories, online sales formats or products or service offerings will be timely or will generate enough revenue to offset their costs. Also, any new product category or product or service offering that we launch that is not favorably received by consumers could damage our reputation or the Egghead.com brand.

  We depend on our key personnel, and we will need to attract and retain additional personnel

     Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly George P. Orban, our Chief Executive Officer and Chairman of the Board. We do not maintain "key person" life insurance policies. Although some of our executive officers and key employees have entered into employment agreements, none of these agreements prevents any of them from leaving Egghead.com. The loss of the services of any of our executive officers or other key employees could materially adversely affect our business. Additionally, we believe we will need to expand significantly our information technology staff in the near future and will need to identify, attract, hire, train and retain other highly- skilled personnel to be successful. Competition for personnel in the electronic commerce industry is intense. We cannot assure you that we will be able to expand our information technology staff or successfully identify, attract, hire and retain other highly-skilled personnel in a timely and effective manner.

 We face risks relating to the relocation and consolidation of our facilities

     We are moving our customer support and service center from its current location in Hood River, Oregon to our corporate office in Vancouver, Washington. We also plan to consolidate several of our distribution facilities into a single distribution center in Vancouver, Washington. We anticipate that these changes will be completed in the summer of 1999. During this period, we will have the burden of operating multiple customer support and service sites and multiple distribution facilities. We may also incur additional expenses related to the relocations and consolidation. Finally, our customer support, service and distribution could be disrupted during the transition, which could damage our reputation and result in reduced customer satisfaction.

 Electronic commerce poses security risks to us

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely upon encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. We cannot assure you that our security measures will prevent security breaches, and such breaches could expose us to operating losses, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. A party who is able to circumvent our security measures could steal proprietary information or interrupt our operations. We may need to spend a great deal of money and use other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of online transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions.

 We face risks relating to our inventory

     We directly purchase some of the merchandise that we sell at our online Superstores and most of our off-price merchandise, including excess, close-out, refurbished and reconditioned goods, that we sell at our online SurplusDirect liquidation center and through Egghead Auctions. We assume the inventory risks, inventory obsolescence risks and price erosion risks for products that we purchase directly. These risks are especially significant because much of the merchandise we sell at our online store (for example, computer hardware, software and consumer electronics) is characterized by rapid technological change, obsolescence and price erosion. In the recent past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. It is impossible to determine with certainty whether an item will sell for more than the price we pay for it. Because we rely heavily on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value, and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

 We are dependent on intellectual property

     Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. Although we have applied for trademark protection for the Egghead.com name, this name is not currently a registered trademark in the United States. We cannot assure you that we will be able to secure significant protection for this trademark and our other trademarks or service marks. It is possible that our competitors or others will adopt product or service names similar to "Egghead.com" or other service marks or trademarks of ours, thereby impeding our ability to build brand identity and possibly confusing customers.

     Our proprietary software is protected by copyright laws. The source code for our proprietary software also is protected under applicable trade secret laws. We cannot assure you that the steps we take to protect our software will prevent misappropriation of our technology or that the agreements we enter into for that purpose will be enforceable. It might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization, or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may not adequately protect our intellectual property.

     We may in the future receive notices from third parties claiming infringement by our software or other intellectual property used in our business. While we are not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and distraction of management, and could require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

     We also rely on a variety of technologies that we license from third parties such as the database and Internet commerce server applications that we license from Oracle Corporation. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we lose any such licenses, or if we are unable to maintain or obtain upgrades to any of these licenses, it could delay completion of our proprietary software enhancements until equivalent technology is identified, licensed or developed, and integrated.

  We are vulnerable to the rapid evolution of electronic commerce and related technology

     The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies, and the emergence of new industry standards and practices. Changes in the Internet, electronic commerce and the related technology could render our Web site and technology obsolete. To remain competitive, we must continue to enhance and improve the customer service features, responsiveness and functionality of our Web site. Our success in achieving these goals depends on our ability to develop or license new technologies and respond promptly and cost-effectively to technological advances and emerging industry standards and practices. The development and licensing of technologies relating to the Internet and electronic commerce involves significant technical, financial and business risks. We may not be successful in developing, licensing or integrating new technologies or promptly adapting our Web site, proprietary technology and transaction-processing systems to customer needs or emerging industry standards.

 We are dependent on the continued development of the Internet infrastructure

     We depend almost entirely on the Internet for revenue and the increased use of the Internet for commerce is essential for our business to grow. Accordingly, our success depends in large part on the continued development of the infrastructure for providing Internet access and services. The Internet could lose its viability or its usage could decline due to many factors, including:

o delays in the development of the Internet infrastructure;

o power outages;

o disruptions due to the inability of computer systems to recognize the year
  2000;

o the adoption of new standards or protocols for the Internet; or .

o changes or increases in governmental regulation.

o
     We cannot be certain that the infrastructure or complementary services necessary to maintain the Internet as a useful and easy means of buying goods will be developed or that, if they are developed, the Internet will remain a viable marketing and sales channel for the types of products and services that we offer at our online store.

 Electronic commerce may not gain market acceptance

     The market for Internet products and services has only recently begun to develop and is rapidly changing. If this market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our online store does not achieve market acceptance, our business may suffer. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. The success of our online store depends upon the adoption of the Internet as a medium for commerce by a broad base of customers and suppliers. We cannot assure you that widespread acceptance of electronic commerce in general, or of our online store in particular, will occur. In the past we have relied on customers and suppliers who have historically used traditional means of commerce to purchase and sell merchandise. If we are to be successful, these customers and suppliers must accept and use new ways of conducting business and exchanging information, and suppliers must be persuaded to adopt new selling models. We cannot assure you that there will be broad acceptance of the Internet as an effective medium for commerce by consumers and suppliers or that the markets for our online store will develop successfully.

 We face risks associated with maintaining the value of our domain names

     We currently hold various Web domain names relating to our brand, including the Egghead.com, Surplusdirect.com and Surplusauction.com domain names. We cannot assure you that we will be able to acquire or maintain relevant domain names in all jurisdictions in which we conduct business. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our brand and our trademarks and other proprietary rights.

 We face risks associated with potential acquisitions

     We intend to make investments in complementary businesses, products, services or technologies on an opportunistic basis when they will assist us in carrying out our business strategy. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we acquire products, services or technologies, we could have difficulty in assimilating them into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

 We face risks associated with the closing of our retail network

     On January 28, 1998, we announced that we were changing our name to Egghead.com, Inc. and shifting our entire business emphasis to electronic commerce. During the subsequent transition, we closed our remaining retail store network and our distribution center in Sacramento, California. In addition, we combined our management and operations with those of Surplus Software, Inc. ("Surplus Direct"), a subsidiary that we acquired in August 1997. Although we have recorded reserves for liabilities associated with the closure of the retail store network, we cannot assure you that these reserves will be adequate to cover any remaining obligations or liabilities.

 We are subject to government regulation and legal uncertainties

     We are currently subject to regulations applicable to businesses generally, as well as laws or regulations directly applicable to communications or commerce over the Internet. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, security, pricing, content, copyrights, distribution, taxation and characteristics and quality of products and services. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies.

 We are vulnerable to additional tax obligations

     We currently collect sales tax only on sales of products delivered to residents in the state of Washington. However, other states or foreign countries may seek to impose sales tax collection obligations on us and other electronic commerce companies. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and cause purchasing at our online store to be less attractive to customers as compared to traditional retail purchasing. The U.S. Congress has passed legislation limiting for three years the ability of the states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the imposition by various states of taxes on electronic commerce.

 Our stock price may be extremely volatile

     The market price of our common stock has fluctuated substantially in the past and is likely to fluctuate substantially in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of Internet-related companies have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us could result in substantial costs and a diversion of management's attention and resources.

                           Part II. OTHER INFORMATION


ITEM 1.  Legal Proceedings


         None.


ITEM 4.  Submission of Matters to a Vote of Security Holders


         None.


ITEM 5.  Other Information


         None.


ITEM 6.  Exhibits and Reports On Form 8-K

a.       Exhibits

10.1     Amended and Restated 1993 Stock Incentive Compensation Plan

10.2     Restated Nonemployee Director Stock Option Plan

10.3     Settlement Agreement and Release dated December 21, 1998

10.4 Amended Executive Employment Agreements with each of Tommy Collins, Norman Hullinger and James Kalasky dated January 28, 1999.

27.1     Financial Data Schedule

b.       Reports on Form 8-K


         A report on form 8-K was filed by the Company on October 1, 1998 to report, under Item 5 of Form 8-K, that elected to the Board of Directors of Egghead.com, Inc. on September 5, 1998 were three new directors, C. Scott Gibson, Robert T. Wall and Karen White, and that Richard P. Cooley and Samuel N. Stroum retired from the Board of Directors of the Company on September 2, 1998.


                                   SIGNATURES


     Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Vancouver, State of Washington, on the 5th day of February, 1999.

                                EGGHEAD.COM, INC.


                             By: /s/ George P. Orban
                                ---------------------------------
                                 George P. Orban
                                 Chairman of the Board and
                                 Chief Executive Officer

                             By: /s/ Brian W. Bender
                                ---------------------------------
                                 Brian W. Bender
                                 Chief Accounting Officer and
                                 Chief Financial Officer

                                  EXHIBIT INDEX
 Exhibits

10.1     Amended and Restated 1993 Stock Incentive Compensation Plan

10.2     Restated Nonemployee Director Stock Option Plan

10.3     Settlement Agreement and Release dated December 21, 1998

10.4 Amended Executive Employment Agreements with each of Tommy Collins, Norman Hullinger and James Kalasky dated January 28, 1999.

27.1     Financial Data Schedule