Form 10-Q/A
period 1998-12-26
EGGHEAD COM INC
filed 1999-03-08
CIK 832320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              AMENDMENT NO. 1 TO
                                   FORM 10-Q

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


     Although we are taking steps to achieve Year 2000 compliance of our internal systems and to evaluate the compliance of third-party service providers on which our business depends, the most reasonably likely worst case scenario resulting from possible Year 2000 noncompliance is that noncompliance by third parties would disrupt, reduce or eliminate for a period of time the ability of our customers to access and purchase products at our Web site. If such occurrences are frequent or long in duration, they could materially adversely affect our business. The Year 2000 compliance of third-party global, national and local communications networks and the compliance of individual Internet service providers is not within our control. Accordingly, a contingency plan for this worst case scenario does not exist and we do not believe we will be able to develop one. We have, however, begun to diversify our uses of certain services among several providers to attempt to mitigate this risk. We cannot assure you, however, that our attempt will mitigate the risk of non-compliance, and any failure of third party networks, systems or services could materially adversely affect our business.


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


         None.


ITEM 5.  Other Information


         None.


ITEM 6.  Exhibits and Reports On Form 8-K

a.       Exhibits

10.1*    Amended and Restated 1993 Stock Incentive Compensation Plan

10.2*    Restated Nonemployee Director Stock Option Plan

10.3*    Settlement Agreement and Release dated December 21, 1998

10.4*    Amended Executive Employment Agreements with each of Tommy Collins,
         Norman Hullinger and James Kalasky dated January 28, 1999.

27.1*    Financial Data Schedule


---------
* Previously filed.

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


                                   SIGNATURES


     Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Vancouver, State of Washington, on the 4th day of March, 1999.

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