Form 10-K/A
period 1998-03-28
EGGHEAD COM INC
filed 1999-03-11
CIK 832320

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-K/A
                               (Amendment No.1)

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 28, 1998

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES [X]       NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____________

     To the best of Egghead.com, Inc.'s knowledge, the aggregate market value of the voting stock held by non-affiliates of the registrant at May 23, 1998 was $199,100,000.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)   Documents filed as a part of this report:
1.                                  Financial Statements - The Consolidated
                                    Financial Statements, Notes thereto,
                                    Financial Statement Schedules (none), and
                                    Accountants' Report thereon are included in
                                    Part II, Item 8 of this report.

2(a)                                Exhibits

(xii)              3.1              Restated Articles of Incorporation of
                                    Egghead.com, Inc.

                   3.2|X| Bylaws of Egghead.com, Inc., as amended to date

(xii)              3.3              Articles of Amendment to Articles of
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

(xii)              10.5a**          Pledge Agreement between Egghead.com, Inc.
                                    and George P. Orban dated as of February 25,
                                    1998.

(xi)               10.6**           Nonqualified Stock Option Letter Agreement
                                    and Plan Summary between Egghead Inc. and
                                    George P. Orban dated January 31, 1997.

                   10.7**           Egghead.com, Inc. 1997 Nonofficer Employee
                                    Stock Option Plan (Previously field with registrants' Form S-8 dated June 5, 1998 as
                                    Exhibit 99.1.)

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

                   10.48** Egghead, Inc. 1989 Employee Stock Purchase Plan. (Previously filed with registrant's Form S-8 dated June 23, 1990, as Exhibit 10.)

                   10.49**          Egghead, Inc. 1993 Stock Option Plan.
                                    (Previously filed with registrant's Form 10-
                                    Q dated for the quarter ended October 16, 1993, as Exhibit 10.31.)

                   10.49(a)**       Amended Egghead, Inc. 1993 Stock Option Plan
                                    (Previously filed with registrant's Form 10-
                                    Q for fiscal quarter ended September 27, 1997.)

(xii)              10.49(b)**       Second Amended Egghead, Inc. 1993 Stock
                                    Option Plan.

(x)                10.50**          Egghead.com, Inc. Restated Nonemployee
                                    Director Stock Option Plan.

                   10.51** Executive Employment Agreements with each of Tommy Collins, Brian W. Bender, Norma Hullinger and James Kalasky (Previously filed with registrant's Form 10-Q for the fiscal quarter ended December 27, 1997.)

(xii)              21.1             List of subsidiaries of Egghead.com, Inc.

(xii)              23.1             Consent of Arthur Andersen LLP.

(xii)              24.1             Power of Attorney

(xii)              27.1             Financial Data Schedule

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

-------------

                     |X|   Filed herewith.

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

             (xii) Previously filed with registrant's Form 10-K for the fiscal year ended March 28, 1998, as same exhibit number.

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


     (b).  Form 8-K

           Egghead.com, Inc. filed two reports on Form 8-K, dated, during the fourth quarter of its fiscal year ended March 28, 1998: a report on Form 8-K, filed January 28, 1998, which reported on Item 5 of Form 8-K; and a report on Form 8-K, filed June 5, 1998, which reported on
           Item 1 of Form 8-K and contained certain pro-forma financial information.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on March 10, 1999.

                                         EGGHEAD.COM, INC.

                                         By   /s/ GEORGE P. ORBAN
                                            ---------------------
                                         George P. Orban
                                         Chairman of the Board and
                                         Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this amendment to the report has been signed by the following persons in the capacities indicated below on March 10, 1999.


       Signature                                   Title
       ---------                                   -----
/s/ GEORGE P. ORBAN             Chairman of the Board and Chief Executive Officer (Principal
---------------------------     Executive Officer)
George P. Orban

/s/ BRIAN W. BENDER             Chief Financial Officer, Vice President of Finance and
---------------------------     Secretary (Principal Financial and Accounting Officer)
Brian W. Bender

GREGORY J. BOUDREAU*            Director
---------------------------
Gregory J. Boudreau

JONATHAN W. BRODEUR*            Director
---------------------------
Jonathan W. Brodeur

ERIC P. ROBISON*                Director
---------------------------
Eric P. Robison

MELVIN A. WILMORE*              Director
---------------------------
Melvin A. Wilmore

*By:  /s/ GEORGE P. ORBAN
---------------------------
George P. Orban
Attorney-in-Fact


                                EXHIBIT INDEX

1.                                  Financial Statements - The Consolidated
                                    Financial Statements, Notes thereto,
                                    Financial Statement Schedules (none), and
                                    Accountants' Report thereon are included in
                                    Part II, Item 8 of this report.

2(a)                                Exhibits

(xii)              3.1              Restated Articles of Incorporation of
                                    Egghead.com, Inc.

                   3.2|X| Bylaws of Egghead.com, Inc., as amended to date

(xii)              3.3              Articles of Amendment to Articles of
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

(xii)              10.5a**          Pledge Agreement between Egghead.com, Inc.
                                    and George P. Orban dated as of February 25,
                                    1998.

(xi)               10.6**           Nonqualified Stock Option Letter Agreement
                                    and Plan Summary between Egghead Inc. and
                                    George P. Orban dated January 31, 1997.

                   10.7**           Egghead.com, Inc. 1997 Nonofficer Employee
                                    Stock Option Plan (Previously field with registrants' Form S-8 dated June 5, 1998 as
                                    Exhibit 99.1.)

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

                   10.48**          Egghead, Inc. 1989 Employee Stock Purchase
                                    Plan. (Previously filed with registrant's
                                    Form S-8 dated June 23, 1990, as Exhibit
                                    10.)

                   10.49**          Egghead, Inc. 1993 Stock Option Plan.
                                    (Previously filed with registrant's Form 10-
                                    Q dated for the quarter ended October 16, 1993, as Exhibit 10.31.)

                   10.49(a)**       Amended Egghead, Inc. 1993 Stock Option Plan
                                    (Previously filed with registrant's Form 10-
                                    Q for fiscal quarter ended September 27,
                                    1997.)

(xii)              10.49(b)**       Second Amended Egghead, Inc. 1993 Stock
                                    Option Plan.

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

(xii)              21.1             List of subsidiaries of Egghead.com, Inc.

(xii)              23.1             Consent of Arthur Andersen LLP.

(xii)              24.1             Power of Attorney

(xii)              27.1             Financial Data Schedule

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

-------------

                     |X|   Filed herewith.

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

             (xii) Previously filed with registrant's Form 10-K for the fiscal year ended March 28, 1998, as same exhibit number.

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
