Form 10-K
period 1999-04-03
EGGHEAD COM INC
filed 1999-07-02
CIK 832320

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended April 3, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from        to

                        Commission file number 0-16930

                               ----------------

                               EGGHEAD.COM, INC.
            (Exact name of registrant as specified in its charter)

                 Washington                                      91-1296187
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

           521 S.E. Chkalov Drive
            Vancouver, Washington                                  98683
  (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: (360) 883-3447

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  To the best of Egghead.com, Inc.'s knowledge, the aggregate market value of the voting stock held by non-affiliates of the registrant at May 28, 1999 was $313,000,000.

  The number of shares of the registrants' Common Stock outstanding at May 28, 1999 was 30,733,602.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement relating to Egghead.com, Inc.'s 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EGGHEAD.COM, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 ITEM 1.  BUSINESS......................................................     3

 ITEM 2.  PROPERTIES....................................................    22

 ITEM 3.  LEGAL PROCEEDINGS.............................................    22

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    22

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS..........................................    23

 ITEM 6.  SELECTED FINANCIAL DATA.......................................    24

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    26

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    35

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    52

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    52

 ITEM 11. EXECUTIVE COMPENSATION........................................    52

 ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND...........    52

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    52

                                    PART IV

          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
 ITEM 14. K.............................................................    52

                                    PART I

Item 1. BUSINESS OF EGGHEAD

                          FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about Egghead.com's industry, management's beliefs and certain assumptions made by management. When used in this report and elsewhere by management, from time to time, the words "believes," "plans," "estimates," "intends," "anticipates," "seeks," and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Additional Factors That May Affect Future Results." Particular attention should be paid to the cautionary statements involving Egghead.com's limited online operating history, anticipated losses, unpredictability of future revenues, potential fluctuations in operating results, systems failures, business interruptions, capacity constraints, systems development, management of growth, the intensely competitive nature of the electronic commerce industry and reliance on third parties, manufacturers, distributors and suppliers. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, Egghead.com undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that Egghead.com files from time to time with the Securities and Exchange Commission ("SEC").

                                   BUSINESS

Overview

  Egghead.com is a leading online retailer of personal computer hardware, software, peripherals and accessories. In February 1998, Egghead.com became the first significant traditional retailer to close all of its retail stores and shift its primary business emphasis to online retailing. Egghead.com is a leader, in terms of total unique visitors, among Web sites that primarily sell computer-related products (based on data from rankings by Media Metrix in the online shopping category). We have a prominent, well-recognized brand and bring to the Internet over 14 years of retailing experience as a merchandiser of computer products through our former national retail network of over 200 stores. We have leveraged our strong brand name and merchandising expertise to grow our online and related revenues from approximately $26.6 million in the quarter ended March 28, 1998 to approximately $42.2 million in the quarter ended April 3, 1999. In addition to computer-related products, we sell consumer electronics and other consumer and business goods, and we intend to significantly expand over time the categories of products we offer. Our online store, business operations, technology and infrastructure are designed to enable the rapid launch of additional product categories.

  We have pioneered an innovative three-format shopping experience at our online store that enables customers to "Shop Three Times SmarterSM." Our online store's three shopping formats attract a broad base of customers and satisfy a variety of budget needs by offering a wide selection of competitively priced products at different points in their product life cycles. The three shopping formats are Egghead Superstores, Egghead SurplusDirect and Egghead Auctions. The Egghead Superstores, which include Egghead Computer and Egghead Software, offer customers a large selection of new, current-version computer hardware and software products at competitive prices. The Egghead SurplusDirect liquidation center offers customers excess, close-out, refurbished and reconditioned merchandise at liquidation prices. Egghead Auctions offers customers computer and consumer goods and the opportunity to impact prices through auction-style bidding. Customers can move seamlessly among these three distinct shopping formats to satisfy a variety of their product and budget needs. From March 28, 1998 to April 3, 1999, the number of our customer accounts grew from approximately 460,000 to over 920,000. Repeat customers generated over 59% of the orders at our online store in the quarter ended April 3, 1999. With our strong brand name, our merchandising expertise and distinctive three-format shopping experience offered by our online store, we believe we are uniquely positioned to compete in online retailing.

  Our predecessor, DJ&J Software Corporation, was incorporated in Washington in 1983. We incorporated in Washington in 1984 under the name Egghead, Inc. and became the parent company of DJ&J Software Corporation. We began operations primarily as a software reseller. We reincorporated in Delaware in 1985 and then reincorporated in Washington in 1988. We changed our name to Egghead.com, Inc. in 1998. Unless the context otherwise requires, references in this Annual Report on Form 10-K to "Egghead.com," "Egghead," "we," "our," and "us" refer to Egghead.com, Inc. and our wholly owned subsidiaries, Surplus Software, Inc., DJ&J Software Corporation, EH Direct, Inc. and MPI Corporation. Our principal executive offices are located at 521 S.E. Chkalov Drive, Vancouver, Washington 98683 and our telephone number is (360) 883-3447. Information contained on our Web sites, including the Egghead.com Web site and the Surplusauction.com Web site, does not constitute part of this Annual Report on Form 10-K.

Industry Background

  Growth of the Internet. The Internet has emerged as a global communication medium that enables millions of people to share information and conduct business electronically. International Data Corporation estimates that there were approximately 97 million worldwide users of the Internet in 1998 and that the number of users will grow to approximately 320 million in 2002. This dramatic growth is expected to come from factors such as an increase in personal computers in the home and office, an increase in easier, faster and cheaper ways to access and navigate the Internet, and an increase in the information and services offered on the Internet.

  Growth of Electronic Commerce. The growth of the Internet represents a substantial opportunity for companies to conduct business online. International Data Corporation estimates that sales to households over the Internet will increase worldwide from approximately $5 billion in 1997 to over $93 billion in 2002. In addition, personal computer hardware and software sales to consumers over the Internet are expected to grow from approximately $2.8 billion in 1998 to over $11 billion in 2002. In 1997, computer hardware and software were the leading categories of products purchased online by households. Online sales of office products and consumer electronics are expected to grow from $1.1 billion in 1998 to $16 billion in 2002.

  Computer Products Retail Industry. The computer products retail industry is large and growing. International Data Corporation estimates that the market for personal computer products and software in the United States is expected to grow from approximately $145 billion in 1997 to over $218 billion in 2001.

  The electronic commerce market for computer products is new, rapidly growing and evolving. Currently, there are many different approaches for selling computer products over the Internet. These include traditional resellers, liquidation outlets, auction-style selling, direct sales by manufacturers, and referral sites where buyers receive advice from a third party on what to purchase. Each of these approaches involves many risks related to customer acquisition, product procurement and fulfillment, profitable pricing and inventory management, all of which pose significant business challenges.

Egghead.com

  Egghead.com is a leading online retailer of personal computer hardware, software, peripherals and accessories. In the quarter ended April 3, 1999, we had net sales of approximately $42.2 million, and repeat customers generated over 59% of the orders at our online store. We believe we are uniquely positioned to compete in online retailing because of the following key strengths:

  Strong Brand Recognition. During our 14-year history as a traditional retailer, we conducted extensive advertising promotions and campaigns which built our nationally recognized brand as a software and computer products retailer. In addition, through our recent online and offline marketing and advertising campaigns, we have increased awareness of our online presence. We believe that our strong brand name and reputation for product knowledge is attractive to customers and lays the foundation for long-term customer loyalty. We believe that our brand name may attract a significant number of customers to our online store, enabling us to reduce our costs of customer acquisition and make us less dependent on Internet portal relationships. We intend to leverage this strong brand name into additional product categories.

  Merchandising Focus and Retail Expertise. Egghead.com brings to online retailing over 14 years of experience in merchandising and retailing computer hardware, software and peripherals. We believe that our merchandising history and strong relationships with suppliers and distributors enable us to identify, source and create compelling product offerings in a variety of categories, to satisfy a wide range of customer shopping needs and to better manage our inventory turns. In addition, we create strong relationships with suppliers by:

  . providing suppliers with the ability to quickly and efficiently reach a geographically diverse customer base at a lower cost;

  . providing an outlet for suppliers for excess, close-out, refurbished and reconditioned goods, which generates incremental revenues for our suppliers without creating conflicts within their traditional sales channels; and

  . minimizing product returns to suppliers through the effective use of our online store's three shopping formats.

  We employ a staff of buyers with extensive experience in purchasing and pricing computer, consumer and surplus products. The retailing experience of our merchandising staff enables them to bundle products to create attractive offerings and develop compelling product promotions. Our merchandising staff can use our online store's three formats to test-market customer demand and price sensitivity for specific products. We believe our merchandising focus and skill will allow us to leverage our existing relationships and add new suppliers and product categories to increase the breadth and number of products we offer.

  Three Shopping Formats--Shop Three Times Smarter(SM). In November 1998, we launched a redesigned online store that enables customers to move seamlessly among three innovative shopping formats--Egghead Superstores, Egghead SurplusDirect and Egghead Auctions. The multiple shopping formats enable our online store to satisfy a broad array of customer needs and budgets, whether for new, current-version goods, products sold at close-out or liquidation prices, or auction-style purchases.

  . Egghead Superstores. At our online store's Superstores (Egghead Computer and Egghead Software), customers can purchase a broad array of new or current-version computer hardware, software and related products. The Egghead Superstores currently offer over 30,000 products, including name brand computers and peripherals by manufacturers such as International Business Machines Corporation (IBM), Compaq Computer Corporation, NEC Corporation, 3COM Corporation, Toshiba America, Inc. and Digital Equipment Corporation, and computer software from Microsoft Corporation, Lotus Development Corporation, Intuit, Inc., Network Associates Inc. and Adobe Systems Incorporated. We offer these products at competitive prices that are, in many cases, at a discount.

  . Egghead SurplusDirect. At our online store's SurplusDirect liquidation center, our customers can purchase off-price merchandise, including excess, close-out, refurbished and reconditioned goods. This site has a regular rotation of a broad array of merchandise, including personal computers, computer software, consumer electronics, jewelry, sporting goods, housewares and other consumer and business products. Many of these products have shorter remaining life cycles and are sold at prices that are significantly below the manufacturers' suggested retail prices.

  . Egghead Auctions. At our online store's Egghead Auctions, we provide customers with an interactive format to purchase a wide variety of merchandise offered by Egghead.com through auction-style bidding. Currently, we auction over 1,300 products each week, including computer hardware, software, consumer electronics, jewelry, sporting goods and used/reconditioned products. Each week, we auction, on average, over 60,000 units of product, and conduct over 20 auctions, consisting of hyper auctions (a one-hour auction concept pioneered by Egghead.com), daily auctions (24 hours), mega auctions (Friday through Monday), and specialty auctions of varying lengths in specific product categories such as software for children, networking and mobile computing. By comparison to the fixed-price format of our Egghead Superstores and Egghead SurplusDirect liquidation center, the auction format enables the customer to affect the price through auction-style online bidding.

Business Strategy

  Our objective is to be a leading online retailer of consumer and business products sold at competitive prices, building on our strong foundation as a retailer of computers and computer-related products. We plan to achieve this goal by leveraging brand recognition, promoting customer loyalty by providing an outstanding shopping experience, strengthening core product offerings and expanding into other merchandise categories, expanding into new markets, maintaining and strengthening relationships with suppliers and distributors, increasing our focus on technology and attracting and retaining exceptional employees.

Egghead.com's Online Store

  Egghead.com's online store is designed for fast download, quick navigation and ease of use. It offers a variety of shopping options for a broad spectrum of customers with differing needs and budgets. Upon entering our online store, the customer can navigate to either of our Egghead Superstores, which include Egghead Computer and Egghead Software, or to the Egghead SurplusDirect liquidation center or the Egghead Auctions site. Customers can seamlessly move within and among our three shopping formats to select an assortment of goods that match the customers' varying price and value preferences. For example, a customer can buy a top-line laser printer for a small business at our Egghead Superstores and then move, in one click, to our Egghead SurplusDirect liquidation center to buy a low-priced computer for family use. Our online store is designed to enable customers to "Shop Three Times SmarterSM" and satisfy their range of needs at one online location.

  The key components of the customer's shopping experience are our online store's broad product offering, easy navigation and searchability, efficient ordering and helpful product information, and convenience.

  Broad Product Offering. Our online store's Egghead Superstores, Egghead SurplusDirect liquidation center and Egghead Auctions offer over 40,000 products, including certain hard-to-find goods, at a range of competitive prices.

  . Personal Computer Hardware. We offer a wide variety of computers, including name-brand desktops, notebooks and personal organizers by manufacturers such as IBM, Compaq, NEC, Digital and 3COM. We also sell laser printers, laser jet and color jet printers, monitors and flatbed scanners.

  . Personal Computer Software. We offer a wide variety of computer software in the business and personal productivity, utility, language, educational and entertainment categories, including word processing, spreadsheet and database software. We offer over 10,000 software titles, including over 3,800 titles through electronic distribution. Electronic distribution allows the customer to place orders for selected software products online and to have the products downloaded directly onto his or her personal computer.

  . Personal Computer Peripherals and Accessories. We sell memory chips, disc drives, CD-ROMs, multimedia accessories, modems, video and sound cards, cables and various other computer peripherals and accessories.

  . Other Consumer Products. By leveraging our strong brand name we have been able to expand our product offering outside of computer-related products to consumer products such as: consumer electronics, including televisions, audio and car stereo equipment, facsimile machines, answering machines, telephones, video cameras and photography equipment; jewelry, including a wide selection of cut gemstones of various sizes, designs and qualities, and rings, necklaces, earrings and watches; housewares, including coffee makers, juice makers, bread machines, vacuum cleaners and pet products; and sporting goods, including golf clubs, fitness equipment, sportswear and apparel, and a variety of other equipment and memorabilia.

  . Consumer Warranties. We offer competitively priced extended warranties for the majority of the personal computer hardware and consumer electronics products we sell.

  Navigation and Searching. The navigation options at our online store are clear, simple and intuitive. They enable the customer to navigate among the Egghead Superstores, the Egghead SurplusDirect liquidation center and Egghead Auctions, and to move easily among product categories and subcategories within these three shopping formats. Each shopping format is color-coded so that customers intuitively know their location within the online store. Customers can move among the shopping formats with one click. Within each shopping format, the navigation options permit customers to move, via scroll-down bars, to specific product categories, subcategories and lists of products. To make navigation more intuitive and to stimulate impulse buys, our online store displays images of over 600 featured products among the formats, categories and subcategories within the site.

  A primary feature of our online store is its interactive, searchable database of over 40,000 products. A key word search option is available on every page of our Egghead Superstores and the Egghead SurplusDirect liquidation center.

 Ordering and Auction Buying.

  . Superstores and SurplusDirect Ordering. To purchase products from the Egghead Superstores or Egghead SurplusDirect liquidation center, customers simply click on a button to add the products to their virtual shopping baskets. Customers can add and remove products as they browse, prior to making a final purchase decision. To execute orders, customers click on the buy button and are prompted to supply shipping and credit card details.

  . Auction Buying. To participate in our online auctions, a first-time bidder must complete the simple electronic registration form found at Egghead Auctions. The bidder is given a unique account number and chooses a password. The bidder then enters credit card information and authorizes us to charge the card for winning bids. Once registered, the customer can bid and buy products from us at will. After a customer bids on a product, the bid list for that product is promptly updated and the customer can see his or her name and new position. When the auction closes, the highest bidders win the available inventory at their actual bid prices. When bidders' prices are equal, bids for larger quantities and with earlier initial bid times win. Using our proprietary software, we determine the winning bidders and send them an e-mail message to congratulate them and notify them of their product purchase. The customer's credit card is charged and we ship the product after receiving approval from the applicable credit card institutions.

  Product Information. We display product information and images on thousands of products offered at our online store. Product information at our online store typically includes product descriptions and specifications, as well as condition and warranty information.

  Customer Convenience. Our online store brings retail shopping directly into our customers' homes and offices. Customers do not need to travel to fixed locations during limited hours to shop. Our online store allows customers to purchase at any time during the day or night, 365 days a year, with a number of delivery options, in an unintimidating atmosphere and without reliance on salespeople or auctioneers.

Marketing and Promotion

  During fiscal 1999, we spent an average of over $1.5 million per month on advertising and promotional expenses, principally for online and off-line promotions and affiliate advertising. We expect to increase our investment in marketing and promotion to increase our brand recognition, to continue to build our customer base and to encourage frequent repeat visits and purchases by customers. We are currently using various media and promotional tools, including:

  Marketing Agreements and Online Advertising. We enter into marketing agreements to increase our access to online customers, build brand recognition and expand our online presence. We currently have agreements with America Online, Inc., At Home Corporation, CNET, Inc., Geocities, Microsoft Corporation (MSN.com), USA.Net, Inc., Yahoo! Inc. and Ziff-Davis Inc. (owner of ZDNET and ZDTV), among others, to promote the Egghead.com Web site through their current search engines, community, information and/or e-mail sites. We have also entered into an agreement with Be Free, Inc. to build and maintain our affiliate sales channel. In addition, we place advertisements on various Web sites to promote Egghead.com and encourage Internet users to click through directly to our Web site.

  Traditional Advertising. In November 1998, we launched an advertising campaign to promote the launch of our redesigned online store and increase our brand name recognition. This campaign included television advertising on CNN Headline News, ESPN and the Discovery Channel. The campaign also included print advertising in national newspaper and magazine publications such as The Wall Street Journal, USA Today and Business Week, as well as radio commercials. We intend to conduct additional advertising campaigns in the future.

  Customer Electronic Mail Broadcasts. We actively market to our customers through e-mail broadcasts. Visitors to the Egghead.com site may sign up for promotional and informational e-mail broadcasts, which include weekly announcements of sales and special promotions. As of April 3, 1999, over 2.8 million e-mail addresses received these weekly announcements.

  Circulars. We currently distribute an internally produced newspaper-style circular on a monthly basis to select customers. This circular is distributed to customers in the United States and to a limited number of foreign customers. It is created by our internal design team and production department using computer-based desktop publishing systems.

Supplier Relationships and Distribution

  We obtain merchandise directly from manufacturers, distributors and suppliers, including companies with which we have revenue-sharing agreements. Because merchandise availability is unpredictable, strong supplier relationships are critical to our success. Accordingly, our buying staff maintains ongoing contact with our suppliers, frequently on a daily basis, to learn when new merchandise will become available. We employ a buying staff with extensive experience in purchasing computer, consumer and surplus products to maintain a satisfactory mix and quantity of inventory and acceptable product availability. At our principal distribution center in Vancouver, Washington, we receive and ship products, bundle and re-package merchandise, and process returned products.

  We obtain merchandise from suppliers through three primary arrangements: direct purchase, distributor fulfillment and revenue sharing.

  Direct Purchase. We directly purchase most of our off-price merchandise, including excess, close-out, refurbished and reconditioned and liquidation goods. Each year manufacturers dispose of significant volumes of such merchandise. Many manufacturers are attracted to our sales channels for liquidating these types of goods, typically at discounted prices. Through our online store, we can provide manufacturers and software publishers with an alternative means of generating incremental sales without creating conflicts with their traditional sales channels.

  Distributor Fulfillment. We purchase a significant amount of our current-version personal computer and computer-related products from distributors on an order-fulfilled basis. Once a customer orders a product, the distributor ships the product directly to the customer, allowing us to expand our product offering without increasing our inventory and handling costs or exposure to inventory obsolescence. We have established electronic data interchange links with Ingram Micro Inc., Tech Data Corporation and Merisel, Inc. which enable us to coordinate customer order processing electronically. Purchases from Ingram Micro Inc., a distributor of computers and related products, accounted for approximately 11.2% of our aggregate merchandise purchases for fiscal 1999. We do not have any long-term contracts or arrangements with these distributors that guarantee availability of merchandise.

  Revenue Sharing. We also have entered into revenue sharing agreements with several suppliers to share the proceeds from sales of products obtained from such suppliers on an agreed-upon percentage basis. These suppliers ship the product directly to customers, allowing us to expand our product offering without increasing our inventory and handling costs or exposure to inventory obsolescence. We believe these revenue sharing arrangements are attractive to suppliers because they permit the suppliers to broaden their distribution at a lower cost. We, in turn, benefit by avoiding most of the inventory risk and we are compensated at an agreed-upon percentage of the final sales price.

Customer Support and Service

  We believe that our ability to establish and maintain long-term relationships and encourage repeat visits and purchases in part depends on the strength of our customer support and service operations and staff. We employ a staff of customer support and service personnel who are responsible for handling customer inquiries and questions, taking customer telephone orders, investigating customer merchandise and shipment problems, and acting as a liaison between the customer and the product supplier. In addition, we have automated certain of our customer support and service functions. We have increased the functionality of our online order status to allow customers the ability to see order status by order number, track the shipment of their order and the generation of proactive e-mail informing customers of changes in order status. In addition, we have increased the functionality of our search engine so that customers can search for products by SKU, Uniform Product Code, category and price. In addition, customers can set the number of items they would like returned in their search and perform advanced search functions such as all word matching, exact word matching and any word matching.

Technology

  We have implemented an array of site management, search, customer interaction, transaction-processing and fulfillment services and systems using a combination of our own proprietary technologies and third-party technology. Our current strategy is to focus our resources on creating and enhancing our existing systems and to license commercially developed technology where available and appropriate. We use a set of software applications for accepting and validating customer orders, organizing, placing and managing orders with suppliers, managing inventory, assigning inventory to customer orders, creating distribution processing instructions, managing shipment of products to customers and managing and tracking customer orders and balances. These applications also manage the process of accepting, authorizing and charging customer credit card orders with an address verification and approval system provided by First USA Bank, through its relationship with First USA Paymentech, Inc.

  We use a set of continuously running application programs that manage the auctions and sales processes, update merchandise Web pages to show the currently leading bidders, and list active and recent winning and losing bids. We have developed a set of e-mail applications for sending broadcast e-mails to customers on a frequent basis. This software extracts e-mail addresses from the Egghead.com mailing list, sends e-mails to the designated recipients and automatically services requests from customers requesting to be added to or removed from the mailing list.

  A group of systems administrators and network managers monitor and operate our Web site, transaction processing systems and network operations. We use the services of two Internet service providers to maintain connectivity to the Internet over multiple dedicated lines.

Competition

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

  We currently compete with a variety of companies that sell personal computer products and other consumer goods through a variety of sales channels to customers. These competitors include:

  . Catalog-based merchants with a significant electronic commerce offering, such as CDW Computers Centers, Inc., Micro Warehouse, Inc., Insight Enterprises, Inc., Multiple Zones International, Inc., and Creative Computers, Inc.;

  . Companies with electronic commerce sites such as Beyond.com Corporation, Buy.com Inc., Cyberian Outpost, Inc., Dell Computer Corporation and NECX Office and Personal Technology Center (in which Gateway 2000, Inc. has a minority stake), and electronic software distributors such as Digital River, Inc.;

  . Companies offering Internet auctions, such as ONSALE, Inc., uBid, Inc.,
    Amazon.com, Inc., Yahoo! Inc., Internet Shopping Network, Inc. (the FirstAuction site), Micro Warehouse, Inc. and eBay Inc.;

  . Companies whose primary business is not online retailing but who derive significant revenue from electronic commerce, including America Online, Inc., Yahoo! Inc. and QVC, Inc.;

  . Traditional retailers of personal computer products such as CompUSA, Inc.
    and Computer City;

  . Manufacturers such as Dell Computer Corporation and Gateway 2000, Inc.
    who sell directly to the consumer, including over the Internet;

  . Mass merchandisers such as Wal-Mart Stores, Inc., Costco Wholesale
    Corporation and Best Buy Co., Inc. that primarily sell through traditional retail channels but also sell over the Internet; and

  . Office products retailers such as Office Depot Inc. and Staples, Inc.
    that primarily sell through traditional retail channels but also sell over the Internet.

  We believe that the principal competitive factors affecting our market are brand name recognition, competitive pricing, quality of customer service, quality of product information, breadth of merchandise offerings, cost of customer acquisition and ease of use of electronic commerce sites. Although we believe we compete adequately with respect to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources. Recently some competitors have begun selling certain products at or near the purchase price paid by them to acquire the products. To improve our competitive position, we are focused on increasing our level of customer service and maintaining competitive pricing.

  Current and potential competitors have established or may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of merchandise. New competitors or alliances among competitors, or among competitors and suppliers, may emerge and rapidly acquire market share. For example, Dell Computer Corporation and Amazon.com, Inc. have agreed to provide links from their Web sites to new Web pages that advertise their respective products. Also, manufacturers might elect to sell or liquidate their products directly over the Internet. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to secure merchandise from suppliers on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their merchandise than we can.

Sales Tax

  We currently collect sales tax on sales of products delivered to residents in the states of Washington and North Carolina. Various states have tried to impose, on direct marketers, the burden of collecting sales taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods from out of state locations by parcel post and interstate common carriers. It is possible that legislation may be passed to supersede the United State Supreme Court's decision or the Court may change its position. Additionally, it is currently uncertain as to whether electronic commerce, which will likely include our Web sites' sales activities, will be subject to state sales tax. The imposition of new sales tax collection obligations on us in states to which we ship products would result in additional administrative expenses to us and could result in price increases to our customers and in a competitive disadvantage.

Trademarks and Trade Names

  "EGGHEAD(R)," "EGGSPERT(R)," "SURPLUS SOFTWARE(R)," "SURPLUS DIRECT(R)," the "PROFESSOR EGGHEAD(R)" design and "Shop Three Times SmarterSM" are registered in the United States Patent and Trademark Office as service marks or trademarks of Egghead.com. We also do business under the trade names "Egghead.com," "Egghead," "Egghead Computer," "Egghead Software," "Egghead Discount Software," "Surplus Direct," "SurplusDirect," and "Surplusauction.com." In addition, we own a number of common law trademarks and service marks, including certain "EGG" combination words.

Employees

  As of April 3, 1999, we had approximately 295 employees. No employees are parties to collective bargaining agreements. We believe our employee relations are generally good. Competition for qualified personnel in the electronic commerce industry is intense, particularly for software development and other technical staff. Our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Additional Factors That May Affect Future Results

  In addition to other information contained in this report, the following factors could affect our actual results and could cause such results to differ materially from those achieved in the past or expressed in our forward-looking statements.

  We have a limited online operating history which provides little information with which to evaluate our electronic commerce business

  In February 1998, we shifted our business emphasis to the Internet and closed our remaining retail stores. We therefore have had only a limited operating history as an electronic commerce company. As a result, there is little information on which to evaluate our business and prospects as an electronic commerce company. An investor in our common stock must consider the risks and difficulties that early-stage companies frequently encounter in the new and rapidly evolving market of electronic commerce. Such risks for us include:

  . our evolving and unpredictable business model;

  . our competitors that have more established electronic commerce operations;

  . our need and ability to manage growth; and

  . the rapid evolution of technology in electronic commerce.

  To address these risks and uncertainties, we must take several steps, including:

  . improving our customer service and providing outstanding order fulfillment;

  . continuing to develop and upgrade our technology, infrastructure and systems that support our online store;

  . expanding the number of products and categories of merchandise offered at our online store;

  . increasing our customer base to achieve economies of scale;

  . attracting, retaining and motivating qualified personnel; and

  . making our online store more user-friendly and appealing to customers.

  We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. Even if we accomplish these objectives, we still may not be profitable in the future.

  We have a history of losses and expect future losses

  We have incurred substantial losses in the operation and closing of our former retail store network and in the operation of our electronic commerce business. As of April 3, 1999, we had a retained deficit of $109.2 million. We have not achieved profitability as an electronic commerce company, and we expect to continue to incur substantial net losses through at least the fiscal year 2001. We plan to continue to enhance our brand name through competitive pricing, marketing and advertising programs, offer additional categories of merchandise for sale at our online store and improve and enhance our technology, infrastructure and systems. These initiatives will likely result in operating expenses that are higher than current operating expenses. We will need to generate significant revenues to achieve profitability and to maintain profitability if it is achieved. Although our revenues from electronic commerce have grown in recent quarters, such growth rates may not be sustainable and we may not become profitable in the future.

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

  We expect that our future quarterly operating results will fluctuate significantly because of many factors, several of which we do not control. Such factors include:

  . our ability to satisfy customers, retain existing customers and attract new customers at a steady rate;

  . pricing competition, including, but not limited to, pricing which results in no gross margin on certain products;

  . our ability to acquire, price and market merchandise inventory such that we maintain gross margins in our existing business and in future product lines and markets;

  . the level of traffic at our Web site;

  . our ability to fulfill customer orders;

  . the development, announcement or introduction of new sites, services or products by us or by our competitors;

  . the amount the Internet is used generally and, more specifically, for the purchase of consumer products such as those that we offer;

  . our ability to upgrade and develop our systems and infrastructure and attract new employees;

  . the occurrence of technical or communications failures, system downtime and Internet disruptions;

  . the amount and timing of operating costs and capital expenditures that we incur to expand our business;

  . governmental regulation and taxation policies;

  . disruptions in service by common carriers such as United Parcel Service;

  . unanticipated increases in shipping and transaction-processing costs; and

  . general economic conditions and economic conditions specific to the Internet, electronic commerce and the computer industry.

  Our revenues depend on the number of times customers make purchases at our online store and the level of sales and bidding activity at the Egghead Auctions section of our online store. The amount of sales and bidding activity at our online store depends in part on the number of customers, the competitive pricing of our products and the availability of merchandise from our suppliers. We cannot forecast the number of future customers, the future pricing strategies of our competitors or the future availability of merchandise with any degree of certainty. It is clear, however, that if the number of customers does not increase, if our gross margins decrease or if the amount of merchandise available to us decreases substantially, our business will suffer.

  Because of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not good indicators of our future performance.

  Our operating results may fluctuate depending on the season

  We expect to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Retail sales in the traditional retail industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. As a result of such factors, our operating results in one or more future quarters may fluctuate and, therefore, period-to-period comparisons of our historical results of operations may no be good indicators of our future performance.

  We may suffer systems failures and business interruptions

  Our success, especially our ability to receive and fulfill customer orders, largely depends on the efficient and uninterrupted operation of our computer and telephone communications systems. Almost all of our computer and communications systems are located at a single leased facility in Vancouver, Washington. We have experienced temporary power failures and telecommunications failures from time to time at this facility. Our systems are vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins, earthquakes and other events. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions. Any of these events could lead to interruptions or delays in service, loss of data or the inability to accept and confirm customer orders. Generally, we do not have redundant systems or a formal disaster recovery plan, and our coverage limits on our property and business interruption insurance may not be adequate to compensate us for losses that may occur.

  We face risks of capacity constraints

  Our revenues depend to a significant degree on the number of customers who use our online store to buy merchandise. We depend on the satisfactory performance, reliability and availability of our Web site, transaction-processing systems, network infrastructure, customer support center, and delivery and shipping systems. These factors are critical to our reputation, our ability to attract and retain customers and to maintain adequate customer service levels, and our operating results. Prior to the launch of our redesigned Web site in November 1998, our online store experienced periodic temporary capacity constraints from time to time, and we continue to experience capacity constraints at our customer support center primarily related to inbound customer telephone inquiries. Capacity constraints could prevent customers from gaining access to our online store or our customer support center for extended periods of time and decrease our ability to fulfill customer orders or decrease our level of customer acquisition or retention. Such constraints would also decrease the appeal of our online store and decrease our sales. If the amount of traffic, the number of orders or the amount of auction bidding at our redesigned Web site increases substantially, we may experience capacity constraints and may need to further expand and upgrade our technology, transaction-processing systems and network infrastructure. We may be unable to sufficiently predict the rate or timing of increases in the use of our online store to enable us to quickly upgrade our systems to handle such increases. Also, we may be unable to increase our capacity at our customer support center to handle the amount of current or future customer telephone inquiries.

  We face risks relating to systems development

  We are heavily dependent on our technological systems, some of which were not designed for electronic commerce but have been modified by us for that use. Although we upgrade and expand these systems on an ongoing basis, in the near future we will need to significantly upgrade and expand or replace our transaction-processing systems to handle increased traffic at our online store and to make certain elements of the systems Year 2000 compliant. We will also need to upgrade and expand our systems for the Egghead Auctions format of our online store, particularly to improve its scaleability. We also plan to upgrade and expand our systems to add automated customer service, proactive e-mail and customer feedback features to provide enhanced customer service, more complete customer data and better management reporting information. These efforts will require us to integrate newly developed and/or purchased technologies into our existing systems and to hire more engineering and information technology personnel in the near future. If we are unable in a timely manner to hire required personnel and to add new software and hardware or to develop and upgrade our existing systems to handle increased traffic, sales and auction bidding at our online store, we could experience unanticipated system disruptions, slower response times, degraded customer service and a decrease in our ability to fulfill customer orders.

  We may be unable to manage our growth

  Our ability to successfully implement our business plan in a rapidly evolving market requires an effective planning and growth-management process. If we are unable to manage our growth, we may not be able to implement our business plan, and our business may suffer as a result. We expect that we will have to expand our business to address potential growth in the number of customers, to expand our product and service offerings and to pursue other market opportunities. We expect that we will need to expand existing operations, particularly those relating to information technology, customer service and merchandising. We expect that we will also need to continue to improve our operational, financial and inventory systems, procedures and controls, and will need to expand, train and manage our workforce, particularly our information technology staff. Furthermore, we expect that we will need to continue to manage multiple relationships with various suppliers, freight companies, warehouse operators, Web sites, Internet service providers and other third parties to keep control over our strategic direction as the electronic commerce business evolves.

  The electronic commerce market is intensely competitive

  The electronic commerce industry is new, rapidly evolving and intensely competitive. We may not be successful in competing against our current and future competitors. It is not difficult to enter the electronic commerce market, and current and new competitors can launch new electronic commerce Web sites at relatively low cost. We expect competition in electronic commerce to increase as retailers, suppliers, manufacturers and direct marketers who have not traditionally sold computer products and consumer goods directly to consumers through the Internet enter this market segment. Furthermore, competition may increase to the extent that mergers and acquisitions result in electronic commerce companies with greater market share and revenues. Increased competition or failure by us to compete successfully is likely to result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs, loss of market share, or any combination of these problems.

  We currently compete with a variety of companies that sell personal computer products and other consumer goods through a variety of sales channels to customers. These competitors include:

  . Catalog-based merchants with a significant electronic commerce offering, such as CDW Computers Centers, Inc., Micro Warehouse, Inc., Insight Enterprises, Inc., Multiple Zones International, Inc. and Creative Computers, Inc.;

  . Companies with electronic commerce sites such as Beyond.com Corporation, Buy.com Inc., Cyberian Outpost, Inc., Dell Computer Corporation and NECX Office and Personal Technology Center (in which Gateway 2000, Inc. has a minority stake), and electronic software distributors such as Digital River, Inc.;

  . Companies offering Internet auctions, such as ONSALE, Inc., uBid, Inc.,
    Amazon.com, Inc., Yahoo! Inc., Internet Shopping Network, Inc. (the FirstAuction site), Micro Warehouse, Inc. and eBay Inc.;

  . Companies whose primary business is not online retailing but who derive significant revenue from electronic commerce, including America Online, Inc., Yahoo! Inc. and QVC, Inc.;

  . Traditional retailers of personal computer products such as CompUSA, Inc.
    and Computer City;

  . Manufacturers such as Dell Computer Corporation and Gateway 2000, Inc.
    that sell directly to the consumer, including over the Internet;

  . Mass merchandisers such as Wal-Mart Stores, Inc., Costco Wholesale
    Corporation and Best Buy Co., Inc. that primarily sell through traditional retail channels but also sell over the Internet; and

  . Office products retailers such as Office Depot Inc. and Staples, Inc.
    that primarily sell through traditional retail channels but also sell over the Internet.

  We believe that the principal competitive factors affecting our market are brand name recognition, competitive pricing, quality of customer service, quality of product information, breadth of merchandise offerings, cost of customer acquisition and ease of use of electronic commerce sites. Although we believe we compete adequately with respect to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources. Recently some competitors have begun selling certain products at or near the purchase price paid by them to acquire the products. To improve our competitive position, we are focused on increasing our level of customer service and maintaining competitive pricing.

  Current and potential competitors have established or may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of merchandise. New competitors or alliances among competitors, or among competitors and suppliers, may emerge and rapidly acquire market share. For example, Dell Computer Corporation and Amazon.com, Inc. have agreed to provide links from their Web sites to new Web pages that advertise their respective products. Also, manufacturers might elect to sell or liquidate their products directly over the Internet. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to secure merchandise from suppliers on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their merchandise than we can.

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

  We rely on Internet service providers to connect our Web site to the Internet. From time to time, we have experienced temporary interruptions in our Web site connection and also our telecommunications access. Frequent or prolonged interruptions of these Web site connection services could result in significant losses of revenues. Our Web site software and internally developed auction software depend on operating systems, data base and server software that were produced by and licensed from third parties. From time to time, we have discovered errors and defects in such software and, in part, we rely on these third parties to correct these errors and defects promptly.

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

  We rely heavily on certain manufacturers, distributors and suppliers

  We rely heavily on certain manufacturers, distributors and suppliers to supply us with merchandise for sale at our online store. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, or that we will be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We acquire products for sale both directly from manufacturers and indirectly through distributors and suppliers. Purchases from Ingram Micro Inc., a distributor of computers and related products, accounted for approximately 11.2% of our aggregate merchandise purchases for fiscal 1999. We have no long-term contracts or arrangements with manufacturers, distributors or suppliers that guarantee availability of merchandise for our online store. We cannot assure you that current manufacturers, distributors and suppliers will continue to sell merchandise to us or otherwise provide merchandise for sale by us or that we will be able to establish new manufacturer, distributor or supplier relationships that ensure merchandise will be available for sale by us. We also rely on many of our distributors and suppliers to ship merchandise to customers. We have limited control over the shipping procedures of these distributors and suppliers, and such shipments have often been subject to delays. Most merchandise sold by us carries a warranty from the manufacturer or the supplier, and we are not obligated to accept merchandise returns. Nevertheless, we in fact have accepted returns from customers for which we did not receive reimbursements from our manufacturers or suppliers, and the levels of returned merchandise in the future may exceed our expectations. We may also find that we have to accept more returns in the future to maintain customer satisfaction.

  We face the risks of expanding into new services and business areas

  To increase our revenues, we will need to expand, over time, our operations by promoting new or complementary products or by expanding the breadth and depth of our product or service offerings. If we expand our operations in this manner, we will require significant additional development resources and such expansion may strain our management, financial and operational resources. We may not significantly benefit in such expansion from the Egghead.com brand name or from the early entry advantage that we have experienced in the online computer products market. Gross margins attributable to new business areas may be lower than those associated with our existing business activities. We cannot assure you that our expansions into new product categories, online sales formats or products or service offerings will be timely or will generate enough revenue to offset their costs. Also, any new product category or product or service offering that is not favorably received by consumers could damage our reputation or the Egghead.com brand.

  We face risks relating to the Year 2000 issue

  The Year 2000 issue exists because many computer systems and applications use two-digit fields to designate a year. Date-sensitive computer systems and programs may fail to recognize or correctly process the year 2000 as the century date change approaches or occurs. This inability to properly recognize or address the year 2000 may cause systems errors or failures that could seriously disrupt or prevent normal business operations. As a company engaged in electronic commerce, we rely on computer programs and systems in connection with our internal and external communication networks and systems (including transmissions of information over the Internet), the operation of our Web site, customer use of our Web site, order processing and fulfillment, accounting and financial systems, and other business functions. Not all of the systems on which we rely are Year 2000 compliant, and we cannot assure you that our systems will be made Year 2000 compliant in a timely manner or that the third parties upon which our business depends will achieve Year 2000 compliance. We may incur significant additional expenses for Year 2000 issues.

  Any failure of third-party networks, systems or services upon which our business depends could have a material adverse impact on our business. Our business depends on the satisfactory performance and reliability of the external communication and computer networks, systems and services integral to the Internet. These networks, systems and services are maintained or provided by third parties and affect the ability of our customers to access and purchase products at our Web site. We also rely on other systems and services that third parties provide to our customers. As a result, the success of our plan to address Year 2000 issues depends in part on parallel efforts being undertaken by other third parties. We have identified and initiated communications with third parties whose networks, systems or services are critical to our business to determine the status of their Year 2000 compliance. We cannot assure you that all such parties will provide accurate and complete information, or that all their networks, systems or services will achieve full Year 2000 compliance in a timely fashion. The most reasonably likely worst-case scenario for us resulting from Year 2000 issues is that third-party noncompliance would disrupt, reduce or eliminate for a period of time the ability of our customers to connect with and purchase products at our Web site. If such occurrences are frequent or long in duration, they could materially adversely affect our business. The compliance of third-party global, national and local communications networks and the compliance of individual Internet service providers is not within our control. Accordingly, a contingency plan for this worst-case scenario does not exist, and we do not believe we will be able to develop one.

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

  We depend on our key personnel, and we will need to attract and retain additional personnel

  Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key personnel, particularly George P. Orban, our Chief Executive Officer and

Chairman of the Board. We do not maintain "key person" life insurance policies. Although some of our executive officers and key personnel have entered into employment agreements, none of these agreements prevents any of them from leaving Egghead.com. The loss of the services of any executive officer or other key personnel could materially adversely affect our business. Additionally, we believe we will need to expand significantly our information technology staff in the near future, and we will need to identify, attract, hire, train and retain other highly-skilled personnel to be successful. Competition for personnel in the electronic commerce industry is intense. We cannot assure you that we will be able to expand our information technology staff or successfully identify, attract, hire and retain other highly skilled personnel in a timely and effective manner.

  We face risks relating to the relocation and consolidation of our facilities

  We recently moved our customer support and service center from Hood River, Oregon to our corporate office in Vancouver, Washington. In addition, we are moving our remaining general and administrative functions, primarily the finance department, from Spokane, Washington to Vancouver. We also plan to consolidate several of our distribution facilities into a single distribution center in Vancouver, Washington. We anticipate that these changes will be completed in the summer of 1999. During this period, we will have the burden of operating multiple customer support and service sites and multiple distribution facilities. We may also incur additional expenses related to the relocations and consolidation. Finally, our customer support, service, administrative and distribution functions could be disrupted during the transition, which could damage our reputation and result in reduced customer satisfaction.

  Electronic commerce poses security risks to us

  A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely upon encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. We cannot assure you that our security measures will prevent security breaches, and such breaches could expose us to operating losses, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. A party who is able to circumvent our security measures could steal proprietary information or interrupt our operations. We may need to spend a great deal of money and use other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of online transactions and the privacy of users may also inhibit the growth of the Internet generally, and the World Wide Web in particular, especially as a means of conducting commercial transactions.

  We face risks relating to our inventory

  We directly purchase some of the merchandise that we sell at our online Egghead Superstores and most of our off-price merchandise, including excess, close-out, refurbished and reconditioned goods, that we sell at our online Egghead SurplusDirect liquidation center and through Egghead Auctions. We assume the inventory risks, inventory obsolescence risks and price erosion risks for products that we purchase directly. These risks are especially significant because much of the merchandise we sell at our online store (for example, computer hardware, software and consumer electronics) is characterized by rapid technological change, obsolescence and price erosion. In the recent past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. It is impossible to determine with certainty whether an item will sell for more than the price we pay for it. Because we rely heavily on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value, and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

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

  We may in the future receive notices from third parties claiming infringement by our software or other intellectual property used in our business. While we are not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and distraction of management and require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

  We also rely on a variety of technologies that we license from third parties, such as the database and Internet commerce server applications that we license from Oracle Corporation. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we lose any such licenses, or if we are unable to maintain or obtain upgrades to any of these licenses, it could delay completion of our proprietary software enhancements until equivalent technology is identified, licensed or developed, and integrated.

  We are vulnerable to the rapid evolution of electronic commerce and related technology

  The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies, and the emergence of new industry standards and practices. Changes in the Internet, electronic commerce and the related technology could render our Web site and technology obsolete. To remain competitive, we must continue to enhance and improve the customer service features, responsiveness and functionality of our Web site. Our success in achieving these goals depends on our ability to develop or license new technologies and respond promptly and cost-effectively to technological advances and emerging industry standards and practices. The development and licensing of technologies relating to the Internet and electronic commerce involve significant technical, financial and business risks. We may not be successful in developing, licensing or integrating new technologies or promptly adapting our Web site, proprietary technology and transaction-processing systems to customer needs or emerging industry standards.

  We are dependent on the continued development of the Internet infrastructure

  We depend almost entirely on the Internet for revenue and the increased use of the Internet for commerce is essential for our business to grow. Accordingly, our success depends in large part on the continued development of the infrastructure for providing Internet access and services. The Internet could lose its viability or its usage could decline due to many factors, including:

  . delays in the development of the Internet infrastructure;

  . power outages;

  . disruptions due to the inability of computer systems to recognize the year 2000;

  . the adoption of new standards or protocols for the Internet; or

  . changes or increases in governmental regulation.

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

  We face risks associated with maintaining the value of our domain names

  We currently hold various Web domain names relating to our brand, including the Egghead.com, Surplusdirect.com and Surplusauction.com domain names. We cannot assure you that we will be able to acquire or maintain relevant domain names in all jurisdictions in which we conduct business. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our brand and our trademarks and other proprietary rights.

  We may have future capital needs

  We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital (including, without limitation, for marketing and advertising expenses), capital expenditures and business expansion for at least the next fifteen months. Thereafter, we may need to raise additional funds. However, we may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary businesses, products, services or technologies. We cannot assure you that additional financing will be available, or available on terms favorable to us. If such financing is not available, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services, products or technologies, or respond to competitive pressures.

  We face risks associated with the closing of our retail network

  On January 28, 1998, we announced that we were changing our name to Egghead.com, Inc. and shifting our business emphasis to electronic commerce. During the subsequent transition, we closed our remaining retail store network and our distribution center in Sacramento, California. In addition, we combined our management and operations with those of Surplus Software, Inc. ("Surplus Direct"), a subsidiary that we acquired in August 1997. Although we have recorded reserves for liabilities associated with the closure of the retail store network, we cannot assure you that these reserves will be adequate to cover any remaining obligations or liabilities.

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

  We are vulnerable to additional tax obligations

  We currently collect sales tax only on sales of products delivered to residents in the states of Washington and North Carolina. However, other states or foreign countries may seek to impose sales tax collection obligations on us and other electronic commerce companies. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and cause purchasing at our online store to be less attractive to customers as compared to traditional retail purchasing. In 1998, the U.S. Congress passed legislation limiting for three years the ability of the states to impose new taxes on Internet-based transactions. Failure to renew this legislation could result in the imposition by various states of taxes on electronic commerce. In addition, this legislation does not prevent the application of existing state tax laws to electronic commerce.

  Our restated articles of incorporation and restated bylaws provide director and officer indemnification and limit their liability

  We may have to spend significant resources indemnifying our officers and directors or paying for damages caused by their conduct. The Washington Business Corporation Act provides for broad indemnification by corporations of their officers and directors, and our restated bylaws implement this indemnification to the fullest extent permitted under the Act as it currently exists or as it may be amended in the future. Similarly, our restated articles of incorporation include a provision that limits the liability of our directors to the fullest extent permitted by the Washington Business Corporation Act as it currently exists or as it may be amended in the future. Consequently, subject to this Act and to certain limited exceptions in our restated articles, none of our directors will be liable to us or to our shareholders for monetary damages resulting from his or her conduct as a director.

  We have antitakeover provisions in place that make it more difficult for a third party to acquire us

  Provisions of our restated articles of incorporation, our restated bylaws and Washington law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For example, our restated articles of incorporation provide that our board of directors may, without shareholder approval, issue preferred stock with rights superior to the rights of the holders of our common stock. As a result, our board could issue preferred stock quickly and easily, adversely affecting the rights of holders of our common stock. Also, preferred stock could include terms calculated to delay or prevent a change in control of Egghead.com or make the removal of management more difficult. Also, our restated bylaws contain advance notice procedures with respect to shareholder proposals and the nomination of candidates for election as directors which could make it more difficult for our shareholders to propose a change of control or to change our board of directors. In addition, our restated articles of incorporation and our restated bylaws provide for the division of our board of directors into three classes, with the directors in each class serving for three-year terms, and one class being elected each year by our shareholders. Because this system of electing and removing directors generally makes it more difficult for shareholders to replace a majority of the board of directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to gain control of Egghead.com and may preserve the tenure of the current board of directors. Furthermore, Washington law imposes restrictions on certain transactions between a corporation and certain significant shareholders. The Washington Business Corporation Act prohibits a target corporation, with certain exceptions, from engaging in certain "significant business transactions" with an "acquiring person" (generally a person or group of persons that beneficially owns 10% or more of the outstanding voting securities of the target corporation) for five years from the date the person or group of persons became an "acquiring person," unless a majority of the target corporation's board of directors approved the significant business transaction before the person or group of persons became an acquiring person. Generally, a "significant business transaction" includes a merger, asset or stock sale, and certain other transactions resulting in a financial benefit to the acquiring person. After the five-year period, a significant business transaction may occur, as long as it complies with certain "fair price" provisions of the statute. This provision may delay or prevent a change of control of Egghead.com, even if such change of control would benefit our shareholders.

Item 2. Properties

Facilities

  Our principal executive offices are located in Vancouver, Washington under a lease that expires in 2004 and has two five-year renewal options. Our customer service facilities were recently relocated to Vancouver from Hood River, Oregon. Our accounting facilities are located in Liberty Lake, Washington under a lease that expires in June 1999. Our primary warehousing and distribution operations are located in a facility in Vancouver under a lease that expires in July 1999. In May 1999, we signed a lease for a larger distribution facility in Vancouver. This lease expires in November 2000. We also own a commercial building in Kalispell, Montana, which is currently being marketed for sale.

  Compliance with federal, state and local laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings or competitive position. We do not anticipate any material adverse effects in the future based on the nature of our operations and the current focus of such laws.

Item 3. Legal Proceedings

  Various claims and lawsuits arising in the normal course of business are pending against us. The subject matter of these proceedings primarily includes commercial disputes and employment issues. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 1999.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

  Our common stock is traded on the Nasdaq National Market under the symbol "EGGS." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market. For current price information, the Egghead shareholders are urged to consult publicly available sources.

                                                                   High   Low
                                                                  ------ ------
   1998 Fiscal Year (ended March 28, 1998)
     First Quarter............................................... $ 5.13 $ 3.75
     Second Quarter.............................................. $ 9.75 $ 3.81
     Third Quarter............................................... $11.00 $ 5.94
     Fourth Quarter.............................................. $12.19 $ 5.88
   1999 Fiscal Year (ending April 3, 1999)
     First Quarter............................................... $12.25 $ 6.88
     Second Quarter.............................................. $28.13 $ 5.50
     Third Quarter............................................... $40.25 $ 4.31
     Fourth Quarter.............................................. $26.63 $12.00

  On April 3, 1999, the last reported sale price of our common stock on the Nasdaq National Market was $17.8125 per share. As of April 3, 1999, there were approximately 1,310 shareholders of record of the common stock.

                                DIVIDEND POLICY

  We have not declared or paid any cash dividends on our capital stock during any of the periods presented above. We currently intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Egghead.com and the Notes thereto included herein. The historical results are not necessarily indicative of results to be expected for any future period. We use a 52/53-week fiscal year ending on the Saturday nearest March 31. All consolidated statement of operations amounts reflect the activities of our former Corporate, Government and Educational Sales Division as discontinued operations because we sold that division on May 13, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                              Fiscal Year Ended
                               ---------------------------------------------------
                               April 1,  March 30,  March 29,  March 28,  April 3,
                                 1995      1996       1997       1998       1999
                               --------  ---------  ---------  ---------  --------
                                    (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net sales:
 Online......................  $    --   $    149   $  1,408   $ 59,737   $148,721
 Retail......................   434,021   403,692    359,307    233,342        --
                               --------  --------   --------   --------   --------
   Total net sales...........   434,021   403,841    360,715    293,079    148,721
                               --------  --------   --------   --------   --------
Cost of sales:
 Online......................       --         95      1,159     52,016    134,341
 Retail......................   361,567   334,484    303,092    205,159        --
                               --------  --------   --------   --------   --------
   Total cost of sales.......   361,567   334,579    304,251    257,175    134,341
                               --------  --------   --------   --------   --------
Gross profit.................    72,454    69,262     56,464     35,904     14,380
Selling and marketing
 expenses:
 Online......................       --         29        382     10,118     34,722
 Retail......................    54,256    59,210     56,970     38,453        --
                               --------  --------   --------   --------   --------
   Total selling and
    marketing expenses.......    54,256    59,239     57,352     49,219     34,722
General and administrative
 expenses....................    19,594    23,257     24,065     18,847     16,084
Depreciation and amortization
 expenses....................     7,363     7,569      7,352      5,809      4,560
Restructuring and impairment
 charges.....................       --        --      15,597     19,500        --
                               --------  --------   --------   --------   --------
Operating loss...............    (8,759)  (20,803)   (47,902)   (57,471)   (40,986)
Other income, net(1).........     3,362     2,652      3,729      2,940      6,563
                               --------  --------   --------   --------   --------
Loss from continuing
 operations before income
 taxes.......................    (5,397)  (18,151)   (44,173)   (54,531)   (34,423)
Income tax benefit
 (provision).................     2,106     7,030     (4,788)       --         --
                               --------  --------   --------   --------   --------
Loss from continuing
 operations..................    (3,291)  (11,121)   (48,961)   (54,531)   (34,423)
                               --------  --------   --------   --------   --------
Income (loss) from
 discontinued operations, net
 of tax......................     5,959       376    (12,254)     4,300        --
Gain on disposal of
 discontinued operations, net
 of tax......................       --        --      22,286        --         --
                               --------  --------   --------   --------   --------
Income from discontinued
 operations..................     5,959       376     10,032      4,300        --
                               --------  --------   --------   --------   --------
Net income (loss) before
 cumulative effect of change
 in accounting principles....     2,668   (10,745)   (38,929)   (50,231)   (34,423)
Cumulative effect of change
 in accounting principles,
 net of tax..................       --        --        (711)       --         --
                               --------  --------   --------   --------   --------
Net income (loss)............  $  2,668  $(10,745)  $(39,640)  $(50,231)   (34,423)
                               ========  ========   ========   ========   ========
Basic earnings (loss) per
 share:
 Continuing operations.......  $  (0.19) $  (0.64)  $  (2.78)  $  (2.60)     (1.40)
 Discontinued operations,
  net........................      0.34      0.02       0.57       0.20        --
 Cumulative effect of change
  in accounting principle,
  net........................       --        --       (0.04)       --         --
                               --------  --------   --------   --------   --------
Basic net income (loss) per
 share.......................  $   0.15  $  (0.62)  $  (2.25)  $  (2.40)     (1.40)
                               ========  ========   ========   ========   ========
Shares used in per share
 calculations................    17,281    17,437     17,581     20,967     24,569
                               April 1,  March 30,  March 29,  March 28,  April 3,
                                 1995      1996       1997       1998       1999
                               --------  ---------  ---------  ---------  --------
                                               (in thousands)
Consolidated Balance Sheet
 Data:
Cash and cash equivalents....  $ 42,592  $ 49,590   $ 83,473   $ 67,381   $119,467
Working capital..............   118,728   105,113     87,250     50,135     99,950
Total assets.................   270,141   284,232    175,520    131,152    176,185
Total shareholders' equity...   146,416   139,269    100,047     86,087    140,994

                See Notes to Consolidated Financial Statements.

  Selected financial data for each quarter of fiscal years 1999 and 1998 follows (in millions, except per share data). Each quarter consists of 13 weeks except the fourth quarter of fiscal 1999, which had 14 weeks.

                                             Second                          Fourth
                          First Quarter      Quarter      Third Quarter      Quarter
                          --------------  --------------  --------------  --------------
                           1998    1999    1998    1999    1998    1999    1998    1999
                          ------  ------  ------  ------  ------  ------  ------  ------
Net sales...............  $ 56.2  $ 29.5  $ 63.3  $ 35.1  $ 99.1  $ 41.9  $ 74.5  $ 42.2
                          ------  ------  ------  ------  ------  ------  ------  ------
Gross margin............     9.2     3.1    11.3     3.7    15.6     3.3    (0.2)    4.3
Selling and marketing
 expense................     9.0     5.8    10.8     6.9    16.4    11.0    13.0    11.0
General and
 administrative
 expense................     3.7     3.1     4.9     3.7     4.8     4.1     5.5     5.2
Operating loss..........    (4.7)   (6.6)   (5.7)   (7.8)   (7.3)  (12.9)  (39.8)  (13.7)
Loss from continuing
 operations before
 income taxes...........    (3.7)   (5.5)   (4.9)   (7.2)   (6.6)   (8.9)  (39.3)  (12.8)
Loss from continuing
 operations.............    (3.7)   (5.5)   (4.9)   (7.2)   (6.6)   (8.9)  (39.3)  (12.8)
Loss per share from
 continuing operations..  $(0.21) $(0.24) $(0.24) $(0.30) $(0.29) $(0.36) $(1.70) $(0.50)




                See Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Egghead.com and the notes thereto included elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Egghead.com's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Item 1. Business-- Additional Factors That May Affect Future Results" and elsewhere in this report.

Overview

  Egghead.com is a leading online retailer of personal computer hardware, software, peripherals and accessories. In addition to computer-related products, Egghead.com sells consumer electronics and other consumer and business goods.

  Egghead, Inc. began operations primarily as a traditional software reseller. The predecessor to Egghead, Inc., DJ&J Software Corporation, was incorporated in Washington in 1983. Egghead, Inc. was incorporated in Washington in 1984 and became the parent company to DJ&J Software Corporation. By 1992, Egghead, Inc. had over 200 retail store locations and had begun a direct mail division and a Corporate, Government and Educational Sales Division. On May 13, 1996, Egghead, Inc. sold the Corporate, Government and Educational Sales Division for $45.0 million. The Corporate, Government and Educational Sales Division results are reported separately in this report as discontinued operations. See
Note 10 of Notes to Consolidated Financial Statements. In response to continuing retail store losses, Egghead, Inc. closed 70 retail stores in February 1997 and recorded a related $24.0 million restructuring and asset impairment charge. On August 14, 1997, Egghead, Inc. acquired Surplus Software, Inc. (Surplus Direct). Surplus Direct owned and operated two Web sites and a direct mail division which specialized in excess, close-out and refurbished computer-related merchandise. On February 28, 1998, we changed our name from Egghead, Inc. to Egghead.com, Inc., closed our remaining retail stores and shifted our primary business emphasis to electronic commerce. As part of this transition, we closed our distribution center in Sacramento, California, combined our management and operations with those of Surplus Direct and consolidated the majority of our operations in Vancouver, Washington. In the fourth quarter of fiscal 1998, we recorded a $37.6 million charge related to this closure of the retail stores and the related restructuring. In March 1999 we announced the move of our remaining general and administrative functions from Liberty Lake, Washington to Vancouver.

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

  Online Pro Forma. To provide meaningful comparisons for fiscal 1998, we have disclosed, on an online pro forma basis, online net sales, online cost of sales, online gross profit and online selling and marketing expenses. The online pro forma amounts include the results of operations of Surplus Direct before we acquired it in August 1997. This acquisition was recorded using the purchase method of accounting and the results of operations of Surplus Direct are included in our historical financial results from the date of the acquisition.

  Set forth below for fiscal 1998 are certain online pro forma operations data:

                                                                 As a Percentage
                                                                    of Online
                                                                    Pro Forma
   Online Pro Forma Results                           Amount        Net Sales
   ------------------------                       -------------- ---------------
                                                  (in thousands)
   Online net sales..............................    $81,337          100.0%
   Online cost of sales..........................     69,726           85.7
                                                     -------          -----
   Online gross profit...........................     11,611           14.3
   Online selling and marketing expenses.........    $16,152           19.9%

  Retail Operations. Retail net sales, retail cost of sales and retail selling and marketing expenses consist of the results of the retail stores and the direct response and catalog/mail-order divisions. We completed the closure of the retail stores and these divisions on February 28, 1998 and therefore they did not contribute to revenues in fiscal 1999.

  Anticipated Losses. We have incurred substantial losses in the operation and closure of our former retail store network and in the operation of our online store. As of April 3, 1999, we had a retained deficit of $109.2 million. We have not achieved profitability as an electronic commerce company and expect to continue to incur substantial net losses through at least fiscal 2001. We plan to continue to enhance our brand name, increase our visibility on other companies' Web sites, offer additional categories of merchandise for sale on our Web site, improve and enhance our technology and transaction-processing systems, and improve our infrastructure. These improvements are expected to result in operating expenses that are higher than current operating expenses. We will need to generate significantly higher revenues to achieve and maintain profitability. Although our net sales from electronic commerce have grown in recent quarters, such growth rates may not be sustainable and we may not become profitable in the future. Also, because our business is rapidly evolving and because we have a limited operating history in electronic commerce, we believe that period-to-period comparisons of our operating results, including our revenue growth, gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

  Results of Operations--Fiscal Years 1999, 1998 and 1997

  The following table shows the relationship of certain items relating to continuing operations included in our Consolidated Statements of Operations, expressed as a percentage of net sales:

                                 Percentage of Net
                                       Sales
                                 ---------------------
                                    Fiscal Year
                                 ---------------------
                                 1997    1998    1999
                                 -----   -----   -----
   Net sales:
     Online....................    0.4 %  20.4 % 100.0 %
     Retail....................   99.6    79.6     --
                                 -----   -----   -----
       Total net sales.........  100.0   100.0   100.0
                                 -----   -----   -----
   Cost of sales(1):
     Online....................   82.3    87.1    90.3
     Retail....................   84.4    87.9     --
                                 -----   -----   -----
       Total cost of sales.....   84.3    87.7    90.3
                                 -----   -----   -----
   Gross margin................   15.7    12.3     9.7
   Selling and marketing
    expenses(2):
     Online....................   27.1    16.9    23.4
     Retail....................   15.9    16.5     --
                                 -----   -----   -----
       Total selling and
        marketing expenses.....   15.9    16.6    23.4
   General and administrative
    expenses...................    6.7     6.6    10.8
   Depreciation and
    amortization expenses......    2.0     2.0     3.1
   Restructuring and impairment
    charges....................    4.3     6.7     --
                                 -----   -----   -----
   Operating loss..............  (13.2)  (19.6)  (27.6)
   Other income, net...........    1.0     1.0     4.4
                                 -----   -----   -----
   Loss before income taxes....  (12.2)% (18.6)% (23.2)%
                                 =====   =====   =====

--------
(1) These percentages are calculated by dividing the online and retail cost of sales by the respective net sales.

(2) These percentages are calculated by dividing the online and retail selling and marketing expenses by the respective net sales.

  Net Sales. Total online net sales for fiscal 1999 increased 83% to $148.7 million as compared to the online pro forma net sales of $81.3 million for fiscal 1998. Net sales through the online store during fiscal 1999 increased 211% to $119.1 million from $38.4 million (online pro forma) for fiscal 1998. The increase in net sales through our online store was partially due to an increase in the online customer base, significant investments in marketing programs designed to promote and maintain brand awareness, an increase in the number of daily and weekly auctions and an increase in categories and amount of merchandise offered. In addition, our online net sales benefited from an increase in our customer accounts to over 920,000 as of April 3, 1999 from approximately 460,000 as of March 28, 1998. As a result of a decrease in the frequency and volume of direct mail flyers, net sales from inbound telephone orders during fiscal 1999 decreased 31% to $29.6 million from $43.0 million (online pro forma) during fiscal 1998. Management intends to continue to reduce the level of emphasis on inbound telephone operations because these operations have higher operating costs as a percentage of related sales as compared to online operations.

  Total net sales for fiscal 1999 decreased to $148.7 million from $293.1 million for fiscal 1998. This decrease was primarily due to the closure of the retail store chain, which accounted for net sales of $233.3 million for fiscal 1998, and was partially offset by the increase in online net sales.

  On February 28, 1998, we completed the closure of our retail stores and shifted our primary business emphasis to electronic commerce. Sales through our retail stores, prior to their closure, constituted the principal component of our total net sales. Our consolidated net sales of $293.1 million for fiscal 1998 represents a decrease of 18.8% from fiscal 1997. The decrease in net sales reflects the decrease in the average number of stores open during each fiscal year to 78 for fiscal 1998 from 145 for fiscal 1997. We closed 70 stores during the fourth quarter of fiscal 1997.

  Gross Profit. Gross profit consist of net sales minus cost of sales. Cost of sales includes initial margin (net sales minus cost of products sold), obsolete inventory charges and net shipping (shipping reimbursements less shipping costs). The gross profit from online net sales for fiscal 1999 increased to $14.4 million compared to gross profit of $11.6 million (online pro forma) for fiscal 1998. The gross margin from online net sales for fiscal 1999 was 9.7% as compared to 14.3% (online pro forma) for fiscal 1998. The fiscal 1999 gross margin reflects a decrease in selling prices and an increase in inventory obsolescence expense partially offset by an increase in net shipping revenue as compared to fiscal 1998. The decrease in selling prices was primarily due to an increase in net sales from online auctions and a decrease in inbound telephone net sales, which typically carry higher margins than online sales. Recently some competitors have begun selling current version goods commonly available from major distributors at or near the purchase price paid by them to acquire the products. Although we have not adopted this pricing strategy we have responded to these competitive pressures by reducing the selling prices on certain products. This reduction in selling prices has had and is expected to have a material adverse impact on our first quarter fiscal 2000 gross margins when compared to our historical online gross margins. Management has initiated, and will continue to initiate actions in an attempt to offset this reduction in gross margins; however, there can be no assurance that gross margins will improve after the first fiscal quarter of 2000.

  Total gross profit for fiscal 1999 decreased to $14.4 million compared to $35.9 million for fiscal 1998. This decrease was primarily due to the closure of the retail store chain, which contributed gross profit of $28.2 million in fiscal 1998, and was partially offset by the increase in online net sales.

  The total gross profit for fiscal 1998 was $35.9 million, or 12.3% of sales, as compared to $56.5 million, or 15.7% of sales for fiscal 1997. The fiscal 1998 gross profit was impacted by the liquidation of retail inventory in connection with the closure of our remaining retail stores in the fourth quarter of fiscal 1998. Excluding the $6.2 million restructuring charge reflected in gross profit and the related sales, fiscal 1998 gross margin would have been 15.7%.

  Selling and Marketing Expenses. Selling and marketing expenses consist primarily of operating expenses related to marketing, inbound telephone support, online store support and distribution. Such operating expenses include promotional agreements for online and offline advertising, credit card processing costs, payroll and benefits, telecommunications, bad debts and supplies, in addition to retail occupancy costs prior to the closure of the retail store network. The online selling and marketing expenses for fiscal 1999 increased 114% to $34.7 million as compared to selling and marketing expenses of $16.2 million (online pro forma) for fiscal 1998. Online selling and marketing expense as a percentage of online net sales increased to 23.4% for fiscal 1999 as compared to 19.9% (online pro forma) for fiscal 1998. The increase in selling and marketing expenses was primarily due to increased promotions related to the shift in primary business emphasis to electronic commerce in February 1998. Retail selling and marketing expenses were eliminated with the closure of the retail stores in February 1998. We expect selling and marketing expenses to continue to increase significantly as we endeavor to enhance our brand name recognition, expand our online shopping capabilities and increase our market share. However, we cannot assure you that the increase in such expenses will actually result in enhanced brand name recognition, expanded Web site capabilities or increased market share.

  The total selling and marketing expenses for fiscal 1999 decreased to $34.7 million as compared to $49.2 million for fiscal 1998. This decrease was primarily due to the closure of the retail store chain and was partially offset by the increase in expenses related to the online store and expenses related to the acquired operations of Surplus Direct.

  The total selling and marketing expenses for fiscal 1998 were $49.2 million, a reduction from $57.4 million for fiscal 1997. Selling and marketing expenses as a percentage of net sales increased to 16.6% for fiscal 1998 as compared to 15.9% for fiscal 1997. Fiscal 1998 and fiscal 1997 selling and marketing expenses include restructuring and reorganization costs of approximately $6.4 million and $1.8 million, respectively. Without these expenses, the selling and marketing expenses as a percentage of sales would have been 15.7% for fiscal 1998 and 15.8% for fiscal 1997. The decrease in fiscal 1998 selling and marketing expense was primarily due to the closure of 70 stores in January 1997.

  General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses of headquarters support functions, such as executive, merchandising, purchasing, engineering, accounting, recruiting and facilities expenses and other general corporate expenses. The general and administrative expenses for fiscal 1999 decreased 15% to $16.1 million as compared to $18.9 million for fiscal 1998. The decrease was primarily due to the recapitalization of our wholly owned subsidiary Elekom Corporation in November 1997 and expenses incurred in fiscal 1998 related to the acquisition of Surplus Direct. See Notes 7 and 11 of Notes to Consolidated Financial Statements. Prior to the recapitalization of Elekom, expenses of $2.2 million were recorded in general and administrative expenses for fiscal 1998. After the recapitalization, the results of Elekom were recorded using the equity method of accounting. Our remaining interest in Elekom was sold in November 1998. General and administrative expenses as percentage of net sales increased to 10.8% for fiscal 1999 as compared to 6.4% for fiscal 1998. This increase was primarily due to a reduction in net sales. We expect our general and administrative expenses to increase as we continue to build our business and, in particular, increase our information support systems.

  The general and administrative expenses for fiscal 1998 were $18.9 million, a reduction from $24.1 million in fiscal 1997. The decrease in fiscal 1998 expenses as compared to fiscal 1997 was primarily due to the decrease in the number of retail stores. General and administrative expenses as a percentage of net sales remained fairly constant for fiscal 1998 and 1997 at 6.6% and 6.7%, respectively.

  Depreciation and Amortization Expenses. Depreciation and amortization expenses primarily include depreciation of our capital equipment and amortization of the goodwill recorded in connection with the acquisition of Surplus Direct in August 1997. The depreciation expense for fiscal 1999 decreased to $2.9 million as compared to $4.8 million for fiscal 1998, primarily due to the closure of our remaining retail stores in February 1998. Amortization expense for fiscal 1999 increased to $1.7 million as compared to $1.0 million for fiscal 1998. This increase in amortization expense reflects a full year of amortization of the goodwill recorded for the Surplus Direct acquisition in August 1997. See Note 7 of Notes to Consolidated Financial Statements.

  The depreciation expense for fiscal 1998 was $4.8 million, a reduction from $7.4 million for fiscal 1997, primarily due to the closure of 70 retail stores in February 1997. Amortization expense of $1.0 million in fiscal 1998 reflects the amortization of goodwill from the Surplus Direct acquisition.

  Restructuring and Impairment Charges. In the fourth quarter of fiscal 1999, we announced plans to move the remaining headquarters functions at Liberty Lake, Washington to Vancouver, Washington. We recorded a restructuring charge of approximately $890,000 related to the move. This restructuring charge was offset by a reduction of approximately the same amount in fiscal 1998 restructuring reserves. We anticipate that the obligations will be substantially settled by the end of the third quarter of fiscal 2000.

  Our fiscal 1998 results were significantly affected by the fourth quarter reorganization involving closure of our retail store network, a significant reduction in headquarters staff and the closure of the Sacramento distribution center. The $37.6 million charge recorded in the fourth quarter of fiscal 1998 includes $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store close-out operating costs, $6.2 million for the liquidation of inventory, $2.1 million for closure of the Sacramento distribution facility and $2.2 million for severance, fixed asset disposals and other miscellaneous expenses related to the reduction of the headquarters operations. The $37.6 million restructuring charge was recorded as a $6.2 million charge to gross profit, a $6.4 million charge to selling and marketing expenses, a $516,000 charge to general and administrative expenses and a $24.5 million charge to restructuring and impairment charges. The $24.5 million fiscal 1998 restructuring and impairment charge was partially offset by a reduction of $5.0 million in fiscal 1997 restructuring and impairment reserves.

  The fiscal 1997 restructuring and impairment charges related to the closure of 70 retail stores totaled $24.0 million before income taxes. The charges included $6.2 million for the liquidation of inventory, $5.8 million for settlement of store and warehouse leases, $4.4 million for fixed asset dispositions and miscellaneous expenses, $3.3 million in store closing costs and related fixed asset dispositions, $1.0 million for the impairment and disposition of real estate and $3.3 million for severance and related benefits. The $24.0 million restructuring charge was recorded as a $6.2 million charge to gross profit, a $1.8 million charge to selling and marketing expenses, a $326,000 charge to general and administrative expenses and a $15.6 million charge to restructuring and impairment charges. See Note 8 of Notes to Consolidated Financial Statements.

  Other Income, Net. Other income, net for fiscal 1999 increased to $6.6 million as compared to $2.9 million for fiscal 1998 and $3.7 million. The increase was primarily due to a gain of $3.3 million from the November 1998 sale of all our equity interest in Elekom Corporation. See Note 11 of Notes to Consolidated Financial Statements. Interest income for fiscal 1999 was $3.5 million as compared to $3.2 million for fiscal 1998 and $2.3 million for fiscal 1997.

  Income Taxes. Due to our net operating losses, we did not record a provision for income taxes for fiscal 1999 or fiscal 1998. Given our recent losses, we do not believe that our deferred tax assets meet the realization criteria of SFAS 109. Under SFAS 109, the realization of the deferred tax assets depends on generating future taxable income. We believe that it is more likely than not that the deferred tax assets could not currently be realized. Until we have determined that all of the existing net operating losses are realizable, we will not record a tax charge or a tax benefit for future operating results. Accordingly, we recorded a net noncash charge in fiscal 1997 of $10.7 million for the establishment of a deferred tax valuation allowance in accordance with SFAS 109. Our net operating losses can be recovered for tax purposes over a 15-year period from origin if profitability is achieved. See Note 3 of Notes to Consolidated Financial Statements.

Discontinued Operations

  All results for the operations of the Corporate, Government and Educational Sales Division are reported as a discontinued operation. Certain general, administrative and distribution areas supported all of our business lines, and the expenses included in the results of the discontinued operations reflect only those activities directly related to the Corporate, Government and Educational Sales Division.

  Income from operations of the Corporate, Government and Educational Sales Division for fiscal 1998 reflects final adjustments on the settlement and disposition of this division's related liabilities and assets of $4.3 million. Gain on the disposition of discontinued operations during fiscal 1997 was $36.5 million ($22.3 million after tax). The sales price for this division was $45.0 million in cash, excluding accounts receivable, which were collected during fiscal 1997. The reported gain is net of fixed assets and lease write-offs of $1.2 million, transaction, legal and accounting fees of $2.0 million, transition period employment costs of $1.8 million and costs of $3.4 million related to the fulfillment of post-sale obligations.

  Loss from discontinued operations was $20.1 million ($12.3 million net of tax) for fiscal 1997. The major components of the loss were inventory write-offs of $6.9 million, accounts receivable write-offs of $5.1 million, fixed asset dispositions and equipment lease buyouts of $3.2 million, warehouse closing costs of $1.9 million and operating losses, severance and other costs of $3.0 million. See Note 10 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

  In recent fiscal years, we have funded our operations through cash provided by operations, asset sales, exercises of stock options, the proceeds relating to the sale of the Corporate, Government and Educational Sales Division and the proceeds from a public offering of common stock.

  Cash and cash equivalents increased to $119.5 million as of April 3, 1999 from $67.4 million at March 28, 1998. The increase in the cash balance was primarily due to net proceeds of $72.9 million from the common stock offering, net proceeds of $17.0 million from stock issuances under our stock option and stock purchase plans, net proceeds of $7.1 million from the sale of our former headquarters building and net proceeds of $3.3 million on the sale of our interest in Elekom Corporation. These increases were partially offset by the net operating loss of $34.4 million, the decrease in restructuring liabilities of $10.7 million and the purchase of property and equipment of $9.2 million. Cash and cash equivalents decreased $16.1 million from $83.5 million at the end of fiscal 1997 to $67.4 million at March 28, 1998. The decrease in the cash balance was primarily due to a reduction in accounts payable and restructuring liabilities, partially offset by a reduction in accounts receivable and merchandise inventories.

  Cash used by operating activities of $38.5 million for fiscal 1999 was primarily due to the net loss of $34.4 million and a decrease in restructuring liabilities of $10.7 million, partially offset by a decrease in accounts receivable of $3.4 million. Cash used by operating activities of $10.9 million for the year ended March 28, 1998 was primarily due to the net loss of $50.2 million and reductions in accounts payable of $25.8 million, partially offset by a reduction in accounts receivable of $12.2 million and a reduction in merchandise inventories of $29.9 million. For fiscal 1997, operating activities used $7.8 million in cash related to a reduction in accounts payable partially offset by a decrease in accounts receivable and merchandise inventories.

  Net cash provided by investing activities was $1.3 million for fiscal 1999 and primarily consisted of net proceeds of $7.1 million from the sale of the former headquarters building and net proceeds of $3.3 million from the sale of our equity interest in Elekom Corporation, partially offset by capital expenditures of $9.2 million primarily related to the upgrading of the Web site software platforms and related hardware. See Note 11 of Notes to Consolidated Financial Statements. Net cash used in investing activities was $2.7 million for fiscal 1998 and primarily consisted of asset purchases of $2.8 million, primarily for retail store leasehold improvements and computer hardware. For fiscal 1997, investing activities provided net cash of $41.7 million primarily related to the $45.0 million proceeds from the sale of the Corporate, Government and Educational Sales Division, partially offset by capital expenditures of $5.1 million.

  Cash provided by financing activities of $89.3 million for fiscal 1999 consisted of net proceeds of $72.9 million from the common stock offering and net proceeds of $17.0 million of stock issuances under our stock option and stock purchase plans. Cash used in financing activities of $2.5 million for fiscal 1998 consisted primarily of payment of notes payable relating to the Surplus Direct acquisition of $6.0 million, partially offset by $3.6 million received from the exercises of stock options. For fiscal 1997, financing activities provided $47,000 primarily due to exercises of stock options, partially offset by payment on capital leases obligations.

  As of April 3, 1999, our principal source of liquidity was $119.5 million of cash. In December 1998, we obtained a credit line of $5.0 million for the financing of inventory. The credit line is fully secured by the inventory purchased through an agreement with the lender. As of April 3, 1999, there were approximately $116,000 of borrowings outstanding under this line of credit. As of April 3, 1999, our principal commitments consisted of obligations in connection with operating leases and commitments for advertising and promotional arrangements. Although we have no material commitments for capital expenditures, we anticipate future purchases related to enhancements of our Web site to improve functionality and navigation, incorporating features that are intended to improve the customer shopping experience, and scalability and performance of our Web site. We estimate capital expenditures through the end of fiscal 2000 to be at least $10.2 million. See Note 6 of Notes to Consolidated Financial Statements.

  We believe that our current cash and cash equivalent balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next fifteen months. Our future liquidity and capital requirements will depend upon numerous factors discussed under "Item
1. Business--Additional Factors That May Affect Future Results." In addition, we may, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might increase our liquidity requirements or cause us to issue additional equity or debt securities. Although we believe that our current cash and cash equivalent balances will be sufficient for at least the next fifteen months, we cannot assure you that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all. We do not currently use derivative financial instruments.

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

  As a company engaged in electronic commerce, we rely on computer programs and systems in connection with our internal and external communication networks and systems (including transmissions of information over the Internet), the operation of our Web site, customer use of our Web site, order processing and fulfillment, accounting and financial systems, and other business functions. Because our internal systems and software are relatively new, and the majority are covered by maintenance agreements with third-party suppliers, we do not expect that the Year 2000 costs relating to our own internal systems will be significant. Our plan for addressing Year 2000 issues has three phases: (1) identification and evaluation; (2) development of plans for addressing the issues and prioritization of those plans; and (3) implementation of plans and verification of effectiveness. We have already identified and evaluated our major internal information technology and data processing systems for Year 2000 compliance. Certain critical internal information technology and data processing systems have already been modified, upgraded or replaced to remedy Year 2000 issues. We have completed the assessment and planning phase for addressing our remaining significant internal systems for Year 2000 compliance. Management intends to complete the implementation and verification phases for our remaining critical internal systems by November 1999.

  Due to our electronic commerce focus, our reliance on significant non-information technology systems is primarily limited to telecommunications equipment, voicemail systems and property security systems. We have replaced our telecommunications equipment and voicemail systems with systems that the suppliers state are Year 2000 compliant. We are currently evaluating our property security systems for Year 2000 compliance, but we do not believe that any problems with this system would materially affect our business operations. As a result, we do not expect Year 2000 costs relating to our property security systems to be material.

  Any failure of third-party networks, systems or services could have a material adverse impact on our business. Our business depends on the satisfactory performance and reliability of the external communication and computer networks, systems and services integral to the Internet. These networks, systems and services are maintained or provided by third parties and affect the ability of customers to access and purchase products at our Web site. We also rely on other systems and services that third parties provide to our customers. As a result, the success of our plan to address the Year 2000 issues depends in part on parallel efforts being undertaken by such other third parties. We have identified and initiated communications with those third parties whose networks, systems or services are critical to our business to determine the status of these entities' Year 2000 compliance. We cannot assure you that all such parties will provide accurate and complete information, or that all their networks, systems or services will achieve full Year 2000 compliance in a timely fashion. In an attempt to mitigate the risk of noncompliance by certain critical service providers, we have begun to diversify our use of certain services among several providers. However, we cannot assure you that this diversification will mitigate the risk of noncompliance.

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

  Although we are taking steps to achieve Year 2000 compliance of our internal systems and to evaluate the compliance of third-party service providers on which our business depends, the most reasonably likely worst-case scenario resulting from possible Year 2000 noncompliance is that noncompliance by third parties would disrupt, reduce or eliminate for a period of time the ability of our customers to access and purchase products at our Web site. If such occurrences are frequent or long in duration, they could materially adversely affect our business. The Year 2000 compliance of third-party global, national and local communications networks and the compliance of individual Internet service providers is not within our control. Accordingly, a contingency plan for this worst-case scenario does not exist and we do not believe we will be able to develop one. We have, however, begun to diversify our uses of certain services among several providers to attempt to mitigate this risk. We cannot assure you, however, that our attempt will mitigate the risk of non-compliance, and any failure of third-party networks, systems or services could materially adversely affect our business.

  We believe we are taking the necessary steps regarding Year 2000 compliance with respect to matters within our control to seek to minimize the impact of Year 2000 issues on our business. We currently expect our Year 2000 project to be completed in 1999. However, not all of the systems on which we rely are Year 2000 compliant and we cannot assure you that these systems will be made Year 2000 compliant in a timely manner, that we will not incur significant additional expenses in dealing with Year 2000 issues, that the third parties upon which our business depends will achieve Year 2000 compliance, or that the Year 2000 problem will not materially adversely affect our business, financial condition or results of operations.

  We rely on the quality of the products that manufacturers, distributors and suppliers provide to us for sale to our customers. To the extent that the products we sell are not Year 2000 compliant, we may be subject to claims by customers that could materially adversely affect our business or damage our reputation.

Recent Accounting Pronouncements

  During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Because we do not use derivatives, the new standard is expected to have no material impact on our financial position or results of operations. SFAS 133 will be effective for fiscal 2002.

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

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Egghead.com, Inc.:

  We have audited the accompanying consolidated balance sheets of Egghead.com, Inc. (a Washington corporation) and subsidiaries as of April 3, 1999 and March 28, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended April 3, 1999. These financial statements are the responsibility of Egghead.com's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Egghead.com, Inc. and subsidiaries as of April 3, 1999 and March 28, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 3, 1999, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Seattle, Washington
May 3, 1999

                       EGGHEAD.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                           March 28, April 3,
                                                             1998      1999
                                                           --------  ---------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents............................... $ 67,381  $ 119,467
  Accounts receivable, net of allowance for doubtful
   accounts of $2,611 and $786, respectively..............    5,670      2,316
  Merchandise inventories, net............................   12,923     12,599
  Prepaid expenses and other current assets...............      999        759
  Property held for sale..................................    6,823        --
                                                           --------  ---------
    Total current assets..................................   93,796    135,141
                                                           --------  ---------
Property and equipment, net...............................    3,795      9,196
Goodwill, net.............................................   33,225     31,631
Other assets..............................................      336        217
                                                           --------  ---------
                                                           $131,152  $ 176,185
                                                           ========  =========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable........................................ $ 15,834  $  16,276
  Accrued liabilities.....................................   12,002     12,398
  Reserves and liabilities related to restructuring.......   17,226      6,517
                                                           --------  ---------
    Total current liabilities.............................   45,062     35,191
                                                           --------  ---------
Long-term liabilities.....................................        3        --
                                                           --------  ---------
    Total liabilities.....................................   45,065     35,191
                                                           --------  ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value: 16,569,848 authorized
   no shares issued and outstanding.......................      --         --
  Common stock, $.01 par value: 50,000,000 shares
   authorized; 23,492,502 and 30,675,059 shares issued and
   outstanding, respectively..............................      235        307
  Additional paid-in capital..............................  160,669    249,927
  Retained deficit........................................  (74,817)  (109,240)
                                                           --------  ---------
    Total shareholders' equity............................   86,087    140,994
                                                           --------  ---------
                                                           $131,152  $ 176,185
                                                           ========  =========

                See Notes to Consolidated Financial Statements.

                       EGGHEAD.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                     1997      1998      1999
                                                   --------  --------  --------
Net sales:
  Online.......................................... $  1,408  $ 59,737  $148,721
  Retail..........................................  359,307   233,342       --
                                                   --------  --------  --------
                                                    360,715   293,079   148,721
                                                   --------  --------  --------
Cost of sales:
  Online..........................................    1,159    52,016   134,341
  Retail..........................................  303,092   205,159       --
                                                   --------  --------  --------
                                                    304,251   257,175   134,341
                                                   --------  --------  --------
Gross margin:
  Online..........................................      249     7,721    14,380
  Retail..........................................   56,215    28,183       --
                                                   --------  --------  --------
                                                     56,464    35,904    14,380
                                                   --------  --------  --------
Selling and marketing expense.....................   57,352    49,219    34,722
General and administrative expense................   24,065    18,847    16,084
Restructure and impairment costs..................   15,597    19,500       --
Amortization of goodwill..........................      --      1,009     1,708
Depreciation......................................    7,352     4,800     2,852
                                                   --------  --------  --------
Operating loss....................................  (47,902)  (57,471)  (40,986)
Other income, net.................................    3,729     2,940     6,563
                                                   --------  --------  --------
Loss from continuing operations before income
 taxes............................................  (44,173)  (54,531)  (34,423)
Income tax expense................................   (4,788)      --        --
                                                   --------  --------  --------
Net loss from continuing operations before
 discontinued operations and change in accounting
 principle........................................  (48,961)  (54,531)  (34,423)
Discontinued operations:
  Gain on disposal of discontinued operations, net
   of tax expense of $14,249......................   22,286       --        --
  (Loss) income from discontinued operations, net
   of tax (benefit) expense of $(7,833), $0 and
   $0, respectively...............................  (12,254)    4,300       --
                                                   --------  --------  --------
Net loss before cumulative effect of change in
 accounting principle.............................  (38,929)  (50,231)  (34,423)
Cumulative effect of change in accounting
 principle, net of tax of $451....................     (711)      --        --
                                                   --------  --------  --------
Net loss.......................................... $(39,640) $(50,231) $(34,423)
                                                   ========  ========  ========
Basic earnings (loss) per share:
  Continuing operations........................... $  (2.78) $  (2.60) $  (1.40)
  Discontinued operations:
    Gain on disposal of discontinued operations...     1.27       --        --
    (Loss) income from discontinued operations....    (0.70)     0.20       --
  Change in accounting principle..................    (0.04)      --        --
                                                   --------  --------  --------
Basic loss per share.............................. $  (2.25) $  (2.40) $  (1.40)
                                                   ========  ========  ========
Weighted average common shares outstanding........   17,581    20,967    24,569
                                                   ========  ========  ========

                See Notes to Consolidated Financial Statements.

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                     1997      1998      1999
                                                   --------  --------  --------
Cash flows from operating activities:
  Net loss from operations.......................  $(39,640) $(50,231) $(34,423)
                                                   --------  --------  --------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization................     7,099     5,809     4,560
    Deferred rent................................      (465)     (435)       (3)
    Deferred income taxes........................    10,750       --        --
    Loss (gain) on disposition of assets.........     2,490       216      (272)
    Gain on sale of equity investment............       --        --     (3,349)
    Gain on sale of CGE division, before taxes...   (36,535)      --        --
    Restructuring charges........................    23,000    32,591       --
    Provisions for asset impairment..............     2,343       --
  Changes in assets and liabilities:
    Accounts receivable, net.....................     6,162    12,247     3,354
    Merchandise inventories......................    30,495    29,947       324
    Prepaid expenses & other current assets......     3,669     2,306       240
    Other assets.................................      (658)     (218)      119
    Discontinued operations, net.................    67,101    (7,648)      --
    Accounts payable.............................   (76,373)  (25,848)      442
    Restructuring reserves.......................       --    (11,157)  (10,709)
    Accrued liabilities..........................    (7,268)    1,556     1,221
                                                   --------  --------  --------
      Total adjustments..........................    31,810    39,366    (4,073)
                                                   --------  --------  --------
    Net cash used in operating activities........    (7,830)  (10,865)  (38,496)
                                                   --------  --------  --------
Cash flows from investing activities:
  Additions to property and equipment............    (5,091)   (2,824)   (9,207)
  Proceeds from sale of property and equipment...     1,757        87     7,110
  Proceeds from sale of equity investment........       --        --      3,348
  Proceeds from sale of CGE division.............    45,000       --        --
                                                   --------  --------  --------
    Net cash provided by (used in) investing
     activities..................................    41,666    (2,737)    1,251
                                                   --------  --------  --------
Cash flows from financing activities:
  Payments on notes payable of acquired
   subsidiary....................................       --     (6,000)      --
  Proceeds from stock issuances..................       353     3,635    89,331
  Payments made on capital lease obligations.....      (306)     (125)      --
                                                   --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................        47    (2,490)   89,331
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    33,883   (16,092)   52,086
                                                   --------  --------  --------
Cash and cash equivalents at beginning of
 period..........................................    49,590    83,473    67,381
                                                   --------  --------  --------
Cash and cash equivalents at end of period.......  $ 83,473  $ 67,381  $119,467
                                                   ========  ========  ========
Supplemental disclosures of cash paid (received)
 during the year:
  Interest.......................................  $     30  $     32  $     10
  Income taxes...................................  $    --   $   (732) $   (250)
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

                See Notes to Consolidated Financial Statements.

                       EGGHEAD.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                 Common Stock   Additional Retained
                                 --------------  Paid-in    Earnings
                                 Shares  Amount  Capital   (Deficit)   Total
                                 ------  ------ ---------- ---------  --------
Balance, March 30, 1996........  17,547   $176   $124,104  $  14,989  $139,269
Stock issued for cash, pursuant
 to employee stock purchase
 plan..........................      17    --         161        --        161
Stock issued for cash, pursuant
 to stock option plan..........      27    --         192        --        192
Translation adjustment.........     --     --         --          65        65
Net loss.......................     --     --         --     (39,640)  (39,640)
                                 ------   ----   --------  ---------  --------
Balance, March 29, 1997........  17,591   $176   $124,457  $ (24,586) $100,047
                                 ------   ----   --------  ---------  --------
Stock issued for acquisition of
 subsidiary....................   5,311     53     32,522        --     32,575
Stock issued for cash, pursuant
 to employee stock purchase
 plan..........................      23    --          78        --         78
Stock issued for cash, pursuant
 to stock option plan..........     568      6      3,612        --      3,618
Net loss.......................     --     --         --     (50,231)  (50,231)
                                 ------   ----   --------  ---------  --------
Balance, March 28, 1998........  23,493   $235   $160,669  $ (74,817) $ 86,087
                                 ------   ----   --------  ---------  --------
Stock issued for cash, pursuant
 to employee stock purchase
 plan..........................      14    --          47        --         47
Stock retired in final
 settlement of acquisition of
 subsidiary....................    (100)    (1)      (541)       --       (542)
Stock granted as compensation..       4    --          85        --         85
Stock issued through public
 offering......................   5,750     58     72,846        --     72,904
Stock issued for cash, pursuant
 to stock option plan..........   1,514     15     16,821        --     16,836
Net loss.......................     --     --         --     (34,423)  (34,423)
                                 ------   ----   --------  ---------  --------
Balance, April 3, 1999.........  30,675   $307   $249,927  $(109,240) $140,994
                                 ======   ====   ========  =========  ========



                See Notes to Consolidated Financial Statements.

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  All references herein to fiscal 1997, 1998 and 1999 relate to the fiscal years ended March 29, 1997, March 28, 1998 and April 3, 1999, respectively.

Note 1 Summary of Significant Accounting Policies

 Business

  Egghead.com, Inc. is an online retailer of personal computer hardware, software, peripherals, accessories, other related products, and other consumer and business products. Its direct and indirect wholly owned subsidiaries are Surplus Software, Inc. (Surplus Direct, d/b/a Surplus Direct and d/b/a Egghead.com), DJ&J Software Corporation (DJ&J, d/b/a Egghead Computer), EH Direct, Inc. (EH Direct) and MPI Corporation (d/b/a Mac's Place). References to "Egghead.com" include Egghead.com, Inc., its predecessors, and its subsidiaries. Surplus Direct was acquired as a wholly owned subsidiary on August 14, 1997. The Company recapitalized a previously wholly owned subsidiary, Elekom Corporation (Elekom), on November 11, 1997, retaining a
26 percent interest until November 9, 1998 when the remaining ownership was sold (Note 11).

 Consolidation

  The consolidated financial statements include the accounts of Egghead.com, Inc. and its wholly owned subsidiaries, Surplus Direct, DJ&J, EH Direct and MPI Corporation, and include all such adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions.

 Fiscal Years

  Egghead.com uses a 52/53-week fiscal year, ending on the Saturday nearest March 31. Fiscal quarters are such that the first three quarters consist of 13 weeks and the fourth quarter consists of the remaining 13/14 weeks. Fiscal 1997 and 1998 each had 52 weeks. Fiscal 1999 consisted of 53 weeks.

 Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are the restructuring and reorganization reserves and liabilities and the discontinued operations reserves and liabilities.

 Cash and Cash Equivalents

  Egghead.com considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments. Cash and cash equivalents as of March 28,1998 and April 3, 1999 include restricted cash of $1.6 million and $2.5 million, respectively.

 Accounts Receivable

  The Company offers payments terms of 30 days to small businesses, educational institutions and governmental entities. Egghead.com records a provision for uncollectible customer accounts receivable based upon historical experience. In addition, certain advertising and promotional expenditures are reimbursable from suppliers under cooperative advertising and other promotional and market development fund arrangements.

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

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

 Merchandise Inventories

  Merchandise inventories are accounted for using the first-in, first-out cost method and are stated at the lower of cost or market. Egghead.com maintains reserves for the obsolescence of merchandise inventory. These reserves totaled approximately $3.1 million and $1.7 million at March 28, 1998 and April 3, 1999, respectively. Inventories on the balance sheet are shown net of reserves.

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

 Goodwill

  The purchase price of net assets of businesses acquired in purchase transactions is allocated based on the fair value of the assets at the date of acquisition. Goodwill is amortized over 20 years. Goodwill at March 28, 1998 and April 3, 1999 was $33.2 million and $31.6 million, net of accumulated amortization of $1.0 million and $2.7 million, respectively. The Company periodically reviews goodwill for possible impairment.

 Accounts Payable

  Outstanding checks included in accounts payable were $2.7 million and $3.7 million at March 28, 1998 and April 3, 1999, respectively.

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

 Income Statement Captions

  Online net sales, online cost of sales and online gross profit consist of the results of the Company's online shopping Web sites and inbound telephone orders. Retail net sales consist of the results of the retail stores and the direct response and catalog/mail-order divisions.

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

 Earnings (Loss) Per Share

  Basic earnings (loss) per share amounts are computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the year in accordance with SFAS No. 128, "Earnings per Share." Diluted earnings per common share are not disclosed, as potentially dilutive securities would have been anti-dilutive to the loss per share calculation in fiscal 1997, 1998 and 1999.

 Stock-based Compensation

  The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation."

 Advertising Costs

  The cost of advertising is expensed the first time the advertising takes place, except for direct-mail advertising, which is capitalized and amortized over its expected period of future benefits in accordance with American Institute of Certified Public Accountants' Statement of Position (SOP) 93-7. Direct-mail advertising consists primarily of catalogs. The capitalized costs of the catalog advertising are amortized over the eight-week period following the publication of the catalog. At March 28, 1998 and April 3, 1999, approximately $127,000, and $79,000, respectively, of advertising were reported as assets. For the fiscal years 1997, 1998 and 1999, the Company incurred gross advertising expense of $35.8 million, $17.5 million and $17.3 million, respectively. These amounts do not include reimbursements received from vendors for advertisement of their products.

 Reclassifications

  Certain prior year balances have been reclassified to conform the fiscal 1998 and fiscal 1999 presentations. These reclassifications had no effect on retained earnings or net income as previously reported.

 Recent Accounting Pronouncements

  During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Due to the Company's minimal use of derivatives, the new standard is expected to have no material impact on its financial position or results of operations. SFAS No. 133 will be effective for the Company's fiscal year 2002.

  In April 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not capitalized any costs that will have to be written off to comply with SOP 98-1. The Company's current policies for capitalizing costs incurred for computer software developed or obtained for internal use comply with SOP 98-1.

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

  The components of property and equipment at March 28, 1998 and April 3, 1999 were as follows (in thousands):

                                                              March 28, April 3,
                                                                 1998     1999
                                                              --------- --------
   Land and buildings........................................  $1,551    $  563
   Equipment.................................................   4,952    13,156
   Leasehold improvements....................................     813     1,034
   Furniture and fixtures....................................     165       418
                                                               ------    ------
                                                                7,481    15,171
                                                               ------    ------
   Less accumulated depreciation and amortization............  (3,686)   (5,975)
                                                               ------    ------
   Property and equipment, net...............................  $3,795    $9,196
                                                               ======    ======

  Property held for sale at March 28, 1998 includes Egghead.com's headquarters building in Liberty Lake, Washington. See Note 9.

  The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" at the beginning of the first quarter of fiscal 1997. The cumulative effect of the change in accounting principle, which was recognized in the first quarter of fiscal 1997, was a charge of $0.7 million, after tax, or $0.04 per share.

Note 3 Income Taxes

  The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                                                                 Fiscal Year
                                                              ------------------
                                                               1997  1998  1999
                                                              ------ ----- -----
   Current:
     Federal................................................. $  --  $ --  $ --
     State...................................................    --    --    --
                                                              ------ ----- -----
                                                                 --    --    --
                                                              ------ ----- -----
   Deferred:
     Federal.................................................  4,170   --    --
     State...................................................    618   --    --
                                                              ------ ----- -----
                                                               4,788   --    --
       Total................................................. $4,788 $ --  $ --
                                                              ====== ===== =====

  During fiscal 1997, Egghead.com recorded income tax expense on the sale of the discontinued CGE operations of $14.2 million and income tax benefits against the loss from discontinued operations and cumulative effect of change in accounting principle of $7.8 million and $0.5 million, respectively.

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

  Deferred income taxes result primarily from temporary differences in certain items for income tax and financial reporting purposes. The tax effects of temporary differences giving rise to the deferred tax assets are as follows:

                                                            March 28,  April 3,
                                                              1998       1999
                                                            ---------  --------
   Accounts receivable..................................... $    898   $    463
   Merchandise inventories.................................    2,060      1,623
   Property and equipment..................................    2,007      1,939
   Net operating loss carryforwards........................   22,993     33,199
   Reserves and liabilities related to restructuring.......    5,937      2,065
   Accrued liabilities and other...........................    2,232      3,797
                                                            --------   --------
   Total deferred tax assets...............................   36,127     43,086
   Less valuation allowance................................  (36,127)   (43,086)
                                                            --------   --------
   Net deferred tax assets................................. $    --    $    --
                                                            ========   ========

  Egghead.com has determined that its deferred tax assets do not meet the realization criteria of SFAS No. 109. Under SFAS No. 109, the realization of the deferred tax assets depends on generating future taxable income. Egghead.com management has determined that it is more likely than not that the deferred tax assets could not be currently realized. Accordingly, Egghead.com recorded a net noncash charge in fiscal 1997 of $10.7 million for the establishment of a deferred tax valuation allowance in accordance with SFAS No. 109. The charge is included in continuing operations as a component of income tax expense. Egghead.com's net operating loss carryforwards can be recovered over a 15-year period and as of April 3, 1999 begin to expire at the end of the following fiscal years:

       2011............................................................ $  1,680
       2012............................................................   13,381
       2013............................................................   51,585
       2014............................................................   34,423
                                                                        --------
                                                                        $101,069
                                                                        ========

  Egghead.com's income tax provision (benefit) differs from the amount computed by applying the statutory federal tax rate to loss from continuing operations before taxes as follows:

                               Fiscal Year
                            ---------------------
                            1997    1998    1999
                            -----   -----   -----
   Statutory Federal tax
    rate................... (34.0)% (34.0)% (34.0)%
   State taxes, net of
    Federal benefit........  (4.0)    --      --
   Tax exempt interest
    income.................  (1.4)    --      --
   Other, net..............   2.0     0.1     0.1
   Change in valuation
    allowance..............  48.2    33.9    33.9
                            -----   -----   -----
                             10.8 %   --  %   --  %
                            =====   =====   =====

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

Note 4 Stockholders' Equity and Stock Option and Purchase Plans

 Common Stock

  In March 1999, The Company issued an additional 5.75 million shares of Common Stock through a public offering, resulting in net proceeds of $72.9 million.

 Employee Stock Purchase Plan

  The Egghead.com, Inc. 1989 Employee Stock Purchase Plan (the 1989 Plan) provides options to acquire the Common Stock of Egghead.com to substantially all full-time and certain other employees at the lesser of 85% of the fair market value of the Common Stock on July 1, or 85% of the fair market value on the following June 30 of each plan year. Under the 1989 Plan, a maximum of 650,000 shares were reserved for issuance. As of April 3, 1999, there were 286,610 shares available for future issuance.

 The 1997 Nonofficer Employee Stock Option Plan

  In October 1997, the Board of Directors approved the 1997 Nonofficer Employee Stock Option Plan (the NOE Plan), under which 500,000 shares of Egghead.com's Common Stock were reserved for issuance. In April 1998, the NOE Plan was amended to increase the number of shares reserved thereunder to 1,000,000. Options granted under the NOE Plan generally vest over four years and terminate after 10 years. As of April 3, 1999, 493,290 shares were available for grant and 483,102 shares were subject to outstanding options, which have been granted at prices ranging from $5.38 to $25.19 per share. As of April 3, 1999, 52,276 options for shares were vested.

 The Surplus Software, Inc. 1996 Stock Option Plan

  In August 1997 as part of the acquisition of Surplus, Egghead.com assumed all of the outstanding options to purchase common stock of Surplus Direct under the Surplus Software, Inc. 1996 Stock Option Plan. Appropriate adjustments were made to the number of shares and exercise price of each Surplus option to reflect the same ratio at which the Surplus Direct common stock was converted into Egghead.com common stock under the acquisition. The options have retained their original option dates, option term and vesting schedules. The options vest over four years and terminate after 10 years, unless otherwise noted. No additional stock options will be granted under the assumed Surplus Software, Inc. 1996 Stock Option Plan. As of April 3, 1999, 63,703 shares were subject to outstanding options, which have exercise prices ranging from $0.97 to $2.26 per share. As of April 3, 1999, 18,742 options were vested.

 The Amended and Restated 1993 Stock Option Plan

  In September 1993, Egghead.com's shareholders approved the 1993 Stock Option Plan (the 1993 Plan and together with the 1986 Combined Plan, the Plans), under which 2,000,000 shares of Egghead.com's Common Stock were reserved for issuance. The 1993 Plan replaced the 1986 Combined Incentive and Non-Qualified Stock Option Plan (the 1986 Combined Plan) under which 2,000,000 shares were originally reserved for issuance. The number of shares reserved for issuance under the 1993 Plan was increased by the shares reserved for issuance under the 1986 Combined Plan that were not subject to outstanding stock options. Shares presently subject to outstanding stock options under the 1986 Combined Plan, which subsequently are canceled or will expire, will increase the number of shares reserved for issuance under the 1993 Plan. No additional stock options will be granted under the 1986 Combined Plan. In October 1997, the 1993 Plan was amended by the Board of Directors to provide that options granted on or after October 29, 1997 vest over four years and terminate after 10 years, unless otherwise noted. Any option granted prior to October 29, 1997 under the 1993 Plan vests annually over three years and terminates after 10 years, unless otherwise noted. On December 1, 1998, the 1993 Plan was

                      EGGHEAD.COM, INC. AND SUBSIDIARIES
amended and restated by the Board of Directors to allow the granting of stock awards and to change the name of the plan to Amended and Restated 1993 Stock Incentive Compensation Plan. In fiscal year 1999, 3,750 shares were granted as stock awards, which were fully vested upon grant with no restrictions.

  Options granted, exercised, and canceled under the Plans are summarized as follows:

                                               Fiscal year
                         -----------------------------------------------------------
                                1997                1998                1999
                         ------------------- ------------------- -------------------
                                    Average             Average             Average
                                    Exercise            Exercise            Exercise
                          Shares     Price    Shares     Price    Shares     Price
                         ---------  -------- ---------  -------- ---------  --------
Outstanding, beginning
 of year................ 1,372,887   $9.33   2,183,528   $7.75   1,748,319   $5.27
Options granted(1)...... 1,444,200    6.80     769,682    4.64     340,000    9.63
Options exercised.......   (27,891)   7.01    (323,248)   7.49    (337,012)   4.58
Options canceled........  (605,668)   9.50    (881,643)  10.06    (160,254)   5.61
                         ---------   -----   ---------   -----   ---------   -----
Outstanding, end of
 year................... 2,183,528    7.75   1,748,319    5.27   1,591,053    6.31
                         =========   =====   =========   =====   =========   =====
Exercisable, end of
 year...................   837,156   $8.19     973,499   $5.37   1,283,225   $5.86
                         =========   =====   =========   =====   =========   =====
Available for grant in
 future years........... 1,022,341           1,134,302             950,806
                         =========           =========           =========

--------
(1) One million options granted to an officer during fiscal 1997 vest over a period of 18 months, with 294,400, 823,600, and 1,000,000 vested as of March 29, 1997, March 28, 1998 and April 3, 1999, respectively.

 Summary

  The following table summarizes information regarding all stock options outstanding in all the Company's plans at April 3, 1999:

                                                                  Options
                                   Options Outstanding          Exercisable
                              ------------------------------ ------------------
                                         Remaining
                                        Contractual Exercise           Exercise
   Range of Exercise Prices    Number      Life      Price    Number    Price
   ------------------------   --------- ----------- -------- --------- --------
   $0.967 - $4.8125.........    254,756 7.77 years   $ 3.81    130,718  $4.21
   $5.375 - $7.8125.........  1,345,700 8.12 years     5.63  1,071,999   5.43
   $8.06 - $10.75...........    717,902 8.83 years     9.22    232,026   9.29
   $16.1875 - $20.00........     19,500 9.78 years    18.83        --     N/A
   $20.1875 - $25.1875......     20,000 9.61 years    23.14        --     N/A
                              ---------                      ---------
   $0.967 - $25.1875........  2,357,858 8.32 years   $ 6.78  1,434,743  $5.94
                              =========                      =========

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

  Egghead.com accounts for these plans under the intrinsic value-based method of accounting, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, Egghead.com's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                          Fiscal Year
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
   Net Loss
     As Reported.................................. $(39,640) $(50,231) $(34,423)
     Pro Forma....................................  (40,800)  (54,697)  (37,245)
   Loss per share
     As Reported.................................. $  (2.25) $  (2.40) $  (1.40)
     Pro Forma....................................    (2.32)    (2.61)    (1.52)

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to April 1, 1995, and additional grants in future years are anticipated.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal 1997, 1998 and 1999, respectively:

                                                          Fiscal Year
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
   Dividend yield.................................        0%        0%        0%
   Volatility.....................................       67%       70%       96%
   Risk-free interest rate........................     5.61%     6.27%     5.38%
   Expected stock option life                      4.4 yrs.  3.5 yrs.  4.3 yrs.

  Using these assumptions, the weighted average fair value of options granted was $3.67, $3.06 and $6.73 in fiscal 1997, 1998 and 1999, respectively.

 Option Repricing

  In April of 1997, the Compensation Committee of the Egghead.com Board of Directors approved a plan pursuant to which certain executive officers and employees were offered an opportunity to exchange options having exercise prices in excess of the then current fair market value for new options having an exercise price of $4.375 per Egghead.com Common Share. Recipients of the repriced replacement options received credit for vesting under the original options, but could not exercise the new options for a one-year period following their date of grant.

 The Restated Non-employee Director Stock Option Plan

  In September 1993, Egghead.com's shareholders approved the Non-employee Director Stock Option Plan, and in August 1995, Egghead.com's shareholders approved amendments thereto (as amended, the Director Plan) under which 450,000 shares of Egghead.com's Common Stock were reserved for issuance. The Director Plan was restated by the Board of Directors on September 2, 1998. Options granted under the Director Plan generally vest annually over three years and terminate after 10 years. As of April 3, 1999, 125,000 shares were available for grant and 220,000 shares were subject to outstanding options, which have been granted at prices ranging from $5.88 to $10.75 per share. As of April 3, 1999, options for 80,500 shares were vested.

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

 The Executive Plan

  In February 1989, the Board of Directors approved four-year employment agreements and stock option agreements for three executive officers who are no longer with Egghead.com, whereby the officers' compensation was based on equity incentives. Each drew an annual salary of $1 per year during his term of employment. Options to acquire up to 1,700,000 shares of Common Stock were authorized under the Executive Plan. On February 22, 1999, all outstanding options expired therefore the Executive Plan is no longer active and no further options will be granted under the Executive Plan.

Note 5 401(k) Plan

  Effective January 1, 1999, the DJ&J plan was amended and restated to merge the Surplus Direct Plan into the DJ&J Plan and become the Egghead.com Plan ("The Plan"). In the Plan, employee contributions are matched by Egghead.com at 25% of the employee's contribution up to 5% of their compensation upon the employee's completion of six months of full-time employment or one year of eligibility service (more than 1,000 hours). Egghead.com contributions are fully vested upon the completion of five years of service. Egghead.com contributions were approximately $466,000, $17,000 and $51,000 in fiscal 1997, 1998 and 1999, respectively

  Prior to January 1, 1999, Egghead.com had two 401(k) retirement plans for the benefit of its employees, a DJ&J plan and a Surplus Direct plan (assumed in the acquisition). After six months of full-time employment (more than 1,000 hours), an employee was eligible to participate in the DJ&J plan. Effective July 1, 1998, employee contributions were matched by Egghead.com at 25% of the employee's contribution up to 5% of their compensation upon the employee's completion of six months of full-time employment or one year of eligibility service (more than 1,000 hours). From March 29, 1997 to June 30, 1998, Egghead.com discontinued the guaranteed matching of employee contributions. Prior to March 29, 1997, employee contributions were matched by Egghead.com at 50% of the employee's contribution up to 4% of their compensation. Egghead.com contributions were fully vested upon the completion of two years of service.

  In the Surplus Direct plan, an employee was eligible to participate in the plan after six months of full-time employment (more than 1,000 hours). Employee contributions were matched by Egghead.com at 25% of the employee's contribution up to 5% of their compensation. Egghead.com contributions are fully vested upon the completion of five years of service.

Note 6 Commitments and Contingencies

 Significant Suppliers

  In fiscal 1997, 1998 and 1999, one primary distributor accounted for approximately 13%, 11% and 11%, respectively, of Egghead.com's purchases. The loss of this distributor could have a material adverse effect on the Egghead.com's operating results and financial condition.

 Credit Line for Inventory Financing

  At April 3, 1999, the Company has a credit line of $5 million for the financing of inventory. The terms to such financing vary depending on the vendor terms. The credit line is fully secured by the inventory purchased through the agreement with the lender. The lender has reserved the right to discontinue the inventory financing at any time at its discretion. At April 3, 1999, there were approximately $116,000 outstanding under this line of credit.

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

 Leases

  Egghead.com leases corporate offices and a distribution facility under operating leases with remaining lives on most leases ranging from one to six years. The leases generally require Egghead.com to pay taxes, insurance and certain common area maintenance costs.

  Aggregate rental expense, including common area maintenance charges, for all operating leases for fiscal 1997, 1998 and 1999 was approximately $15.4 million, $7.8 million and $1.8 million, respectively. As of April 3, 1999, future minimum rental payments under noncancelable operating leases for headquarters and distribution facilities, and equipment consisted of the following (in thousands):

                                                                      Operating
     Fiscal year                                                       Leases
     -----------                                                      ---------
      2000...........................................................  $  957
      2001...........................................................     730
      2002...........................................................     463
      2003...........................................................     467
     Thereafter......................................................     583
                                                                       ------
       Total minimum payments........................................  $3,200
                                                                       ======

  The Company has recorded a liability for retail stores and distribution facility lease terminations in connection with its retail restructurings. See
Note 8.

  In May 1999, the Company signed a lease for a distribution facility in Vancouver, Washington. The lease term is through November 2000 at a monthly rate of approximately $46,000, which is not included in the table above.

Note 7 Acquisition

  On August 14, 1997, the Company acquired Surplus Direct by issuing 5,310,888 shares of common stock and 289,112 options to purchase common stock of Egghead.com, Inc. The transaction included payment of $6.0 million of Surplus Direct debt. At the time, Surplus Direct was engaged in direct marketing of off-price computer hardware and software through catalogs and two Internet commerce sites. This acquisition was recorded using the purchase method of accounting. Operating results of Surplus Direct are included in the statement of operations from the date of acquisition. An excess purchase price of approximately $34.2 million, over identifiable assets, was determined based on the fair values of assets acquired and liabilities assumed. This goodwill is being amortized over 20 years. In January 1999, the Company received and subsequently retired 99,994 shares of Common Stock originally issued in connection with the Surplus Direct acquisition in settlement of certain pre-acquisition contingencies.

Note 8 Restructuring and Reorganization

  In the fourth quarter of fiscal 1997, Egghead.com recorded a $24.0 million restructuring and impairment charge to reorganize its operations. This plan involved, among other things, closing 70 of the 156 Egghead stores, a significant reduction in its headquarters staff and the closure of its Lancaster, Pennsylvania distribution center. This charge included $6.2 million for the liquidation of inventory, $5.8 million in settlement of store and warehouse leases, $4.4 million for fixed asset dispositions and miscellaneous expenses, $3.3 million of store closing costs and related fixed asset dispositions, $3.3 million for severance and related benefits and $1.0 million in disposition and impairment of real estate. The $24.0 million restructuring charge was recorded as a

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

$6.2 million charge to gross profit, a $1.8 million charge to selling and marketing expenses, a $0.3 million charge to general and administrative expenses and a $15.6 million charge to restructuring and impairment charges. The Company anticipates that the remaining payables as of April 3, 1999, related to the restructuring, consisting primarily of $0.3 million in lease obligations will be substantially settled by the end of the third quarter of fiscal 2000.

  In the fourth quarter of fiscal 1998, Egghead.com recorded a $37.6 million restructuring charge to reorganize its operations for a plan involving, among other things, closing the remaining Egghead stores, a significant reduction in its headquarters staff and the closure of its Sacramento, California distribution center. This charge included approximately $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for the closure of the Sacramento distribution center and $2.2 million in severance, fixed asset disposal and other miscellaneous expenses related to the reduction of the Company's headquarters operation. The $37.6 million restructuring charge was recorded as a $6.2 million charge to gross profit, a $6.4 million charge to selling and marketing expenses, a $0.5 million charge to general and administrative expenses and a $24.5 million charge to restructuring and impairment charges. The $24.5 million fiscal 1998 restructuring and impairment charge was partially offset by a reduction of $5.0 million in fiscal 1997 restructuring and impairment reserves. At April 3, 1999, the remaining payables related to the restructuring consisted primarily of $5.8 million in retail lease obligations, $0.3 million in severance and employee benefits and $0.1 million miscellaneous costs. Egghead.com anticipates that the settlement of all leases and claims related to the restructuring will be substantially completed by the end of the third quarter of fiscal 2000.

  In the fourth quarter of fiscal 1999, Egghead.com announced plans to move the remaining headquarters functions from Liberty Lake, Washington to Vancouver, Washington. The Company recorded a restructuring charge of approximately $890,000 related to the move. The 1999 restructuring charge was offset by a reduction of approximately the same amount in fiscal 1998 restructuring reserves. Egghead.com anticipates that the obligations will be substantially settled by the end of the third quarter of fiscal 2000.

Note 9 Sale of Property

  On May 1, 1998, the Company sold its former headquarters building located in Liberty Lake, Washington, for approximately $7.5 million, less related closing costs. The building was recorded in the Property Held for Sale on the Company's Balance Sheet as of March 28, 1998. The Company leases approximately 7,000 square feet of the building with a lease term expiring on June 30, 1999.

Note 10 Discontinued Operations

  Effective May 13, 1996, Egghead.com sold its CGE (Corporate, Government and Education) division to Software Spectrum, Inc. (SSI), a Texas corporation, for $45.0 million in cash pursuant to the terms of an asset purchase agreement entered into on March 23, 1996.

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

                      EGGHEAD.COM, INC. AND SUBSIDIARIES

  The income from discontinued operations for fiscal 1997 and 1998 is comprised of the following (in millions):

                                                                  Fiscal Year
                                                                  -------------
                                                                   1997   1998
                                                                  ------  -----
     Net sales................................................... $ 39.3  $  --
     Costs and expenses..........................................   59.4   (4.3)
                                                                  ------  -----
     Income (loss) before provision for income taxes.............  (20.1)   4.3
                                                                  ------  -----
     Income tax benefit..........................................   (7.8)    --
                                                                  ------  -----
     Income (loss) from discontinued operations.................. $(12.3) $ 4.3
                                                                  ======  =====

  There was no income or loss from discontinued operations during fiscal 1999.

Note 11 Recapitalization of Subsidiary

  On November 11, 1997, Egghead.com recapitalized its wholly owned subsidiary ELEKOM. As part of the recapitalization, certain venture capitalists invested capital in ELEKOM, reducing the Company's ownership percentage to approximately 26% as of March 28, 1998. Prior to recapitalization, income and expenses of ELEKOM were recorded in the Company's operating results. After recapitalization, the Company's share of the results of operations of ELEKOM were included using the equity method of accounting and are reflected in the other income (expense) in the Company's consolidated statements of operations. On November 9, 1998, the remaining ownership in Elekom was sold at a gain of approximately $3.3 million. An additional $0.6 million gain is being deferred due to a contingency clause in the sales agreement and will be held in escrow until April 30, 2000, subject to resolution of the contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Gregory J. Boudreau resigned from the Board of Directors of Egghead effective May 5, 1999. Other information required by Part III, Item 10, is incorporated by reference from Egghead.com, Inc.'s definitive Proxy Statement relating to Egghead.com, Inc.'s 1999 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 3, 1999.

Item 11. Executive Compensation

  The information required by Part III, Item 11, is incorporated by reference from Egghead.com, Inc.'s definitive Proxy Statement relating to Egghead.com, Inc.'s 1999 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 3, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by Part III, Item 12, is incorporated by reference from Egghead.com, Inc.'s definitive Proxy Statement relating to Egghead.com, Inc.'s 1999 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 3, 1999.

Item 13. Certain Relationships and Related Transactions

  The information required by Part III, Item 13, is incorporated by reference from Egghead.com, Inc.'s definitive Proxy Statement relating to Egghead.com, Inc.'s 1999 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of April 3, 1999.

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

 (xiii) 3.2     Amended and Restated Bylaws of Egghead.com, Inc.

        10.1    Intentionally left blank

        10.2    Intentionally left blank

        10.3    Intentionally left blank

 (xi)   10.4**  Executive Deferred Compensation Plan and related documents effective July 1, 1996

        10.5**  Executive Employment Agreement between Egghead, Inc. and DJ&J
                Software Corporation and George P. Orban dated as of January
                31, 1997. (Incorporated by reference to Exhibit 10.1 to registrant's Form 10-Q for the fiscal quarter ended June 28, 1997.)

        10.5a** Pledge Agreement between Egghead.com, Inc. and George P.
                Orban dated as of February 25, 1998 (Incorporated by reference to .Exhibit 10.5a to registrant's Form 10-K for the fiscal year ended March 28, 1998)

        10.6    Intentionally left blank

        10.7**  Egghead.com, Inc. 1997 Nonofficer Employee Stock Option Plan
                (Incorporated herein by reference to Exhibit 99.1 to
                registrants' registration statement on Form S-8 dated June 5,
                1998)

        10.8** Employee Stock Issuance Program (Incorporated herein by reference to Exhibit 99.2 to registrants' registration statement on Form S-8 dated June 5, 1998)

        10.9    Agreement and Plan of Merger, dated April 30, 1997, among
                Egghead, Inc. ("Egghead"),
                North Face Merger Sub, Inc. ("North Face") and Surplus
                Software, Inc. ("Surplus Direct") and certain shareholders of Surplus Direct, and amendment thereto dated May 23, 1997
                (Incorporated herein by reference to Exhibit 2.1 to registrant's Registration Statement on Form S-4 (Registration
                No. 333-31251) filed with the SEC on July 14, 1997.)

        10.10   Intentionally left blank

        10.11   Intentionally left blank

        10.12** Employment Agreement between Surplus Software, Inc. and
                Jonathan Brodeur, dated May 15, 1996 (Incorporate herein by reference to Exhibit 10.5 to registrant's Form 10-Q for the quarter ended September 27, 1997.)

        10.13** Employment Agreement Amendment, effective April 30, 1997, between Surplus Software, Inc. and Jonathan Brodeur
                (Incorporated by reference to, and previously filed with as part of registrant's Registration Statement on Form S-4
                (Registration No. 333-31251)
                as Annex III to the Proxy Statement/Prospectus contained in the Registration Statement filed with the SEC on July 14,
                1997).

        10.14   Intentionally left blank.

        10.15   Lease, as amended, dated June 9, 1988, between Sammamish Park
                Place I Limited Partnership as Landlord and DJ&J Software
                Corporation as Tenant regarding registrant's administrative headquarters. (Incorporated herein by reference to Exhibit
                10.46 to registrant's Form 10-K for the fiscal year ended
                April 1, 1989).

        10.16   First Amendment to June 9, 1988 Lease between Sammamish Park
                Place I Limited Partnership and DJ&J Software Corporation dated October 4, 1989. (Incorporated herein by reference to Exhibit 10.46a to registrant's Form 10-K for the fiscal year ended March 31, 1990).

        10.17   Lease dated March 23, 1992 between Sammamish Park Place II
                Limited Partnership as Landlord and DJ&J Software Corporation as Tenant regarding registrant's administrative headquarters.
                (Incorporated herein by reference to Exhibit 10.47 to registrant's Form 10-K for the fiscal year ended March 28,
                1992).

        10.18   Lease Termination and Rent Payment Agreement between
                Sammamish Park Place II Limited Partnership as Landlord and
                DJ&J Software Corporation as Tenant regarding registrant's administrative headquarters. (Incorporated herein by reference to Exhibit 10.47a to registrant's Form 10-Q for the quarter ended July 2, 1994).

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

        10.19   Intentionally left blank

        10.20   Intentionally left blank

        10.21       Intentionally left blank
        10.22       Intentionally left blank
        10.23       Intentionally left blank
        10.24       Intentionally left blank
 (viii) 10.25       Asset Purchase Agreement by and among Software Spectrum,
                    Inc., Egghead, Inc. and DJ&J Software Corporation dated
                    as of March 23, 1996 with Exhibits 4.11 and 4.12 thereto.
        10.26       Intentionally left blank.
        10.27       Intentionally left blank
        10.28       Intentionally left blank
        10.29       Intentionally left blank
        10.30       Intentionally left blank
        10.31       Intentionally left blank.
        10.32       Intentionally left blank.
        10.33       Intentionally left blank
 (ii)   10.34**     Egghead, Inc. 1989 Executive Retention Incentive Stock
                    Option Plan.
        10.35       Intentionally left blank.
        10.36       Intentionally left blank.
        10.37       Intentionally left blank.
        10.38       Intentionally left blank.
        10.39       Intentionally left blank.
        10.40       Intentionally left blank.
        10.41       Intentionally left blank.
        10.42       Intentionally left blank.
        10.43       Intentionally left blank.
        10.44       Intentionally left blank.
        10.45       Intentionally left blank.
        10.46       Intentionally left blank.
        10.47       Intentionally left blank.

        10.48**     Egghead, Inc. 1989 Employee Stock Purchase Plan.
                    (Incorporated herein by reference to Exhibit 10 to registrant's Form S-8 dated June 23, 1990).

        10.49** Egghead, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.31 to registrant's Form
                    10-Q dated for the quarter ended October 16, 1993).

        10.49(a) ** Amended Egghead, Inc. 1993 Stock Option Plan
                    (Incorportated herein by reference to Exhibit 10.1 to registrant's Form 10-Q for fiscal quarter ended September
                    27, 1997.

        10.49(b) ** Second Amended Egghead, Inc. 1993 Stock Option Plan
                    (Incorporated herein by reference to Exhibit 10.49(b) to registrants' Form 10-K for fiscal year ended March 28,
                    1998).

        10.49(c)**  Egghead.com, Inc. Amended and Restated 1993 Stock
                    Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 to registrant's Form 10-Q for the fiscal quarter ended December 26, 1998).

        10.50** Egghead.com, Inc. Restated Nonemployee Director Stock Option
                Plan (Incorporated herein by reference to Exhibit 10.2 to
                registrant's Form 10-Q for the fiscal quarter ended
                December 26, 1998).
        10.51** Executive Employment Agreements with each of Tommy Collins,
                Brian W. Bender, Norma Hullinger and James Kalasky
                (Incorporated herein by reference to Exhibits 10.1, 10.2,
                10.3, and 10.4 to registrant's Form 10-Q for the fiscal
                quarter ended December 27, 1997).
        10.52** Amendment No. 1 to Executive Employment Agreements with each of Tommy Collins, Norman Hullinger and James Kalasky dated
                January 28, 1999 (Incorporated herein by reference to Exhibit
                10.4 to registrant's Form 10-Q for the fiscal quarter ended
                December 26, 1998).
        10.53   Settlement Agreement and Release dated December 21, 1998 by and among Egghead.com, Inc. and those parties listed as
                shareholders on the signature pages thereto (Incorporated
                herein by reference to Exhibit 10.3 to registrant's Form 10-Q for the fiscal quarter ended December 26, 1998).
        21.1X   List of subsidiaries of Egghead.com, Inc.
        23.1X   Consent of Arthur Andersen LLP.
        24.1X   Power of Attorney (contained on signature page).
        27.1X   Financial Data Schedule

--------
X Filed herewith.

(i) Incorporated herein by reference to same exhibit number to registrant's Registration Statement on Form S-1, Registration No. 33-21472.

(ii) Incorporated herein by reference to Exhibits 10.1 to 10.13 to registrant's Form 8-K dated February 23, 1989.

(iii) Incorporated herein by reference to same exhibit number to registrant's Form 10-K for the fiscal year ended March 29, 1992.

(iv) Intentionally left blank.

(v) Intentionally left blank.

(vi) Incorporated herein by reference to registrant's Form 10-Q for the quarter ended October 1, 1994.

(vii) Intentionally left blank.

(viii) Incorporated herein by reference to Exhibit 2.1 to registrant's Form 8-K dated March 23, 1996.

(ix)Intentionally left blank.

(x)Intentionally left blank.

(xi) Incorporated herein by reference to same exhibit number to registrant's Form 10-K for the fiscal year ended March 29, 1997

(xii) Incorporated herein by reference to Exhibit 3.2 to registrants' report on Form 8-K dated June 8, 1999

(xiii) Incorporated herein by reference to Exhibits 3.1 and 3.3 to registrants' report on Form 10-K for the fiscal year ended March 28, 1998.

**  Designates management contract or compensatory plan or arrangement.

  2b. Reports on Form 8-K

  Egghead.com, Inc. did not file any reports on Form 8-K during the fourth quarter of its fiscal year ended April 3, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on June 30, 1999.

                                          EGGHEAD.COM, INC.

                                                  /s/ GEORGE P. ORBAN
                                          By: _________________________________
                                                      George P. Orban
                                              Chairman of the Board and Chief
                                                Executive Officer( Principal
                                                     Executive Officer)

                                          EGGHEAD.COM, INC.

                                                  /s/ BRIAN W. BENDER
                                          By: _________________________________
                                                      Brian W. Bender
                                               Chief Financial Officer, Vice-
                                                  President of Finance and
                                               Secretary (Principal Financial
                                                  and Accounting Officer)

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report on June 30, 1999, on behalf of the Registrant and in capacities indicated.

                 Signature                                     Title
                 ---------                                     -----

          /s/ GEORGE P. ORBAN               Chairman of the Board and Chief Executive
___________________________________________  Officer (Principal Executive Officer)
              George P. Orban

         /s/ BRIAN W. BENDER                Chief Financial Office, Vice-President of
___________________________________________  Finance and Secretary (Principal Financial
              Brian W. Bender                and Accounting Officer)
                                            Director
___________________________________________
              C. Scott Gibson

           /s/ KAREN WHITE                  Director
___________________________________________
                Karen White

                 Signature                                     Title
                 ---------                                     -----
                                            Director
___________________________________________
              Eric P. Robison

        /s/ Jonathan W. Brodeur             Director
___________________________________________
            Jonathan W. Brodeur

          /s/ Robert T. Wall                Director
___________________________________________
              Robert T. Wall

        /s/ Melvin A. Wilmore               Director
___________________________________________
             Melvin A. Wilmore

                               INDEX TO EXHIBITS

     EXHIBIT NO.
     -----------
      Exhibit 21.1      Schedule of Egghead Subsidiaries

      Exhibit 23.1      Consent of Independent Public Accountants

      Exhibit 27        Article 5 of Regulation S-X