Form 10-K/A
period 1999-04-03
EGGHEAD COM INC
filed 1999-07-30
CIK 832320

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

     FOR ANNUAL AND TRANISITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     (Mark One)

         X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     ----------
EXCHANGE ACT OF 1934

     For the fiscal year ended April 3, 1999.

                                      OR

     __________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to________.

                        Commission file number 0-16930
                                               -------

                               EGGHEAD.COM, INC.
                               -----------------
            (Exact name of registrant as specified in its charter)

     Washington                                                       91-1296187
     ----------                                                       ----------
     (State or other jurisdiction of                                  (I.R.S. Employer
     incorporation or organization)                                   Identification No.)

     521 S.E. Chkalov Drive
     Vancouver, Washington                                            98683
     ---------------------                                            -----
     (Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code:  (360) 883-3447
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X    No _____
         -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _______

     To the best of registrant's knowledge, the aggregate market value of the voting stock held by non-affiliates of the registrant at May 28, 1999 was approximately $313,000,000.

     The number of shares of the registrants' common stock outstanding at May 28, 1999 was 30,733,602.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers and Directors

     The following table sets forth certain information with respect to our executive officers and directors as of July 6, 1999.

Name                              Age                           Position
--------------------------    ----------     --------------------------------------------------
George P. Orban                   53         Chairman of the Board, Chief Executive Officer and
                                             Director
Brian W. Bender                   50         Chief Financial Officer, Vice President and
                                             Secretary
Tommy E. Collins                  42         Vice President of Information Systems and Chief
                                             Technology Officer
Norman F. Hullinger               39         Vice President of Sales and Operations
James F. Kalasky                  49         Vice President of Merchandising and Advertising
Jonathan W. Brodeur               39         Director
C. Scott Gibson(1)(2)             47         Director
Eric P. Robison(2)                39         Director
Robert T. Wall(1)                 54         Director
Karen White(1)                    37         Director
Melvin A. Wilmore(2)              53         Director

_______________

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

     GEORGE P. ORBAN has been a director of Egghead.com since November 1985. Mr. Orban has served as our Chairman of the Board since May 1996 and as our Chief Executive Officer since January 1997. Mr. Orban is Managing Partner of Orban Partners, a private investment company, and a director and co-founder of Ross Stores, Inc. Mr. Orban is a former director of Surplus Software, Inc. ("Surplus Direct").

     BRIAN W. BENDER joined us in May 1995, and served as Chief Financial Officer, Vice President of Finance and Secretary until May 1996. From May 1996 to November 1996, Mr. Bender served as Senior Vice President and Chief Financial Officer of Proffitts, Inc., an operator of department stores. Mr. Bender rejoined Egghead.com in November 1996 and since that time has served as Chief Financial Officer, Vice President and Secretary. Since August 1997, Mr. Bender has also served as Secretary and Treasurer of Surplus Direct. From May 1993 to May 1995, Mr. Bender served as Senior Vice President, Controller and Assistant Treasurer of Younkers, Inc., a department store chain. From May 1990 to May 1993, Mr. Bender served as Chief Financial Officer of May D&F, a department store chain that was consolidated into Foley's by its parent, the May Department Stores Company. Mr. Bender spent 16 years with the May Department Stores Company, during which time he held various senior executive and other positions.

     TOMMY E. COLLINS joined us in July 1995. He has served as Vice President of Information Systems since May 1996 and as Chief Technology Officer since April 1998. He served as Director of Information Systems from July 1995 to May 1996. From August 1990 to July 1995, Mr. Collins served as Director of Corporate Information Services and Material Requirements Planning at Key Tronic Corporation, an independent computer peripheral manufacturing company.

     NORMAN F. HULLINGER joined us in September 1996. Since April 1998, he has served as Vice President of Sales and Operations. He served as Vice President of Store Operations from September 1996 to April 1998. From December 1993 to September 1996, he was Vice President of Store Operations, Distribution and Real Estate at Aaron Brothers, Inc., a retail art supply chain and wholly owned subsidiary of Michaels Stores Inc., a crafts and art supply chain.

     JAMES F. KALASKY joined us in July 1995. Since April 1998, he has served as Vice President of Merchandising and Advertising. He served as Vice President of Merchandising from May 1996 to April 1998, and as Merchandising Manager from July 1995 to May 1996. From November 1994 to July 1995, Mr. Kalasky was Director of Merchandising at Damark International, a membership-driven consumer direct-marketing company, and from April 1992 to November 1994, Vice President of Merchandising at Best Buy Co., Inc., a consumer electronics retail chain.

     JONATHAN W. BRODEUR has served as a director of Egghead.com since August 1997 and has served as Chief Marketing Officer since February 1998. He has served as a director and President of Surplus Direct since July 1995. From June 1993 to June 1995, Mr. Brodeur was the Chief Operating/Operations Improvement Officer for Connecticut Spring and Stamping, a high-precision manufacturing company. Mr. Brodeur served as Senior Manager at KPMG Peat Marwick LLP's National Consulting Practice from August 1988 to June 1993.

     C. SCOTT GIBSON has been a director of Egghead.com since September 1998. Since March 1992, Mr. Gibson has served as a strategic advisor to several high technology companies spanning computer hardware, enterprise software and the Internet. From 1983 to March 1992, Mr. Gibson served as the President of Sequent Computer Systems, a computer manufacturing company which he co-founded. He is a member of the Board of Directors of Radisys Corporation, Integrated Measurement Systems, Inc., TriQuint Semiconductor, Inc. and Inference Corporation.

     ERIC P. ROBISON has been a director of Egghead.com since July 1996. Since January 1994, Mr. Robison has been a Business Development Associate for Vulcan Ventures Inc., a venture capital firm wholly owned by Paul G. Allen, where Mr. Robison is responsible for providing strategic business consultation to the companies controlled by Mr. Allen. From January 1992 to December 1993, Mr. Robison served as Vice President of The Stanton Robison Group, Inc., a business development, marketing and advertising consulting firm which he co-founded. He also serves as a director of ARI Network Services, Inc., Mercata, Inc. and CNET, Inc.

     ROBERT T. WALL has been a director of Egghead.com since September 1998. Mr. Wall serves as President of On Point Developments, LLC, a venture management company which he founded in 1984. From June 1997 to November 1998, Mr. Wall served as Chief Executive Officer and as a director of Clarity Wireless, Inc., a broadband wireless data communications company. From April 1994 to August 1997, Mr. Wall served as Chairman, President and Chief Executive Officer of Theatrix Interactive, Inc., a consumer educational software publisher. Mr. Wall is a director of Network Appliance, Inc., a network data server company.

     KAREN WHITE has been a director of Egghead.com since September 1998. Since May 1998, Ms. White has served as the Senior Vice President, World Wide Business Development and Emerging Markets for Oracle Corporation, a leading supplier of information management software & services. From June 1997 to May 1998, she served as head of World Wide Marketing for Oracle. From February 1996 to June 1997, she served as head of Strategic Marketing & Business Development for Oracle. From August 1994 to February 1996, she served as Senior Vice President of Strategy & Planning for Oracle. Ms. White joined Oracle in July 1993, serving as Vice President of Strategy until August 1994. Prior to July 1993, Ms. White served as Chief Executive Officer for EGIS Corporation, an international high-technology consulting company.

     MELVIN A. WILMORE has served as a director of Egghead.com since July 1996. Mr. Wilmore has been a director and President since March 1993, and Chief Operating Officer since December 1991, of Ross Stores, Inc., which operates a nationwide chain of retail off-price apparel stores. From October 1989 to December 1991, Mr. Wilmore was President and Chief Executive Officer of Live Specialty Retail, a division of LIVE Entertainment, Inc., which operates a chain of prerecorded software home entertainment stores.

Compliance with Section 16(a) of the Exchange Act

     Officers and directors of Egghead.com and persons who own more than ten percent of our common stock are required to report to the Securities and Exchange Commission ("SEC") ownership and changes in ownership of our common stock. Regulations promulgated by the SEC require us to disclose to our shareholders those filings that were not made on a timely basis. Based solely on our review of copies of such reports received by us, or written representations received from reporting persons that no such forms were required for those persons, we believe that Norman F. Hullinger, Vice President of Operations, filed one late Form 4 during fiscal year 1999; otherwise our officers and directors complied with all applicable filing requirements on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Annual and Long-Term Compensation

     The following table sets forth compensation received for services rendered during fiscal years 1999, 1998 and 1997 by George P. Orban, our Chief Executive Officer, and our other four most highly compensated executive officers (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                                 Long Term
                                                                                               Compensation
                                                         Annual Compensation                      Awards
                                                  -------------------------------------        -------------
                                                                           Other Annual         Securities     All Other
                                        Fiscal    Salary    Bonus          Compensation         Underlying    Compensation
    Name and Principal Position          Year     ($)(1)     ($)               ($)              Options (#)       ($)
----------------------------------      -------   -------   ----------     ------------        -------------  ------------
George P. Orban(2)................        1999    305,757   750,000               0                     0        553,083
  Chief Executive Officer                 1998    300,000         0               0                    --            300
                                          1997     35,766         0               0             1,022,500        220,000

Brian W. Bender(3)................        1999    229,327         0               0                80,000            357
  Chief Financial Officer,                1998    225,000    37,500(4)            0                80,000(5)      26,097
  Vice President of Finance               1997    117,705         0               0                40,000         33,950
  and Secretary

Tommy E. Collins(6)...............        1999    163,654    38,850               0                80,000         60,289
  Vice President & Chief                  1998    148,846    37,500(4)            0                80,000(7)         216
  Technology Officer                      1997    132,692    20,000               0                30,000          2,843

Norman F. Hullinger(8)............        1999    157,981         0               0                80,000          7,086
  Vice President, Sales and               1998    155,000    37,500(4)           --                80,000(5)      24,002
  Operations                              1997     86,442         0               0                40,000         11,588

James F. Kalasky(9)...............        1999    203,237    64,800               0                80,000          7,530
  Vice President of                       1998    170,000    37,500(4)            0                80,000(5)         200
  Merchandising & Advertising             1997    150,769     5,000               0                30,000          3,088

______________________

(1)  Fiscal 1999 had 53 weeks. Fiscal 1998 and 1997 each had 52 weeks.

(2) Mr. Orban commenced employment as the Chief Executive Officer of Egghead.com in January 1997. Salary shown for fiscal year 1997 is for a partial fiscal year's employment. All Other Compensation for fiscal year 1999 represents $550,000 paid to Mr. Orban pursuant to his employment agreement for continuing to provide services to Egghead.com from September 1, 1998 through March 31, 1999, $1,352 paid for Mr. Orban's relocation costs associated with the reorganization of some of our offices to the Portland, Oregon area and $1,731 in matching contributions to our 401(k) plan. All Other Compensation for fiscal year 1998 represents amounts paid for Mr. Orban's relocation costs associated with the reorganization of some of our offices to Portland, Oregon and for fiscal year 1997 represents consulting fees paid to Retail Enterprises, Inc., a firm wholly owned by Mr. Orban. See "--Employment Arrangements and Change of Control Arrangements--Chief Executive Officer's Employment Agreement."

(3) Mr. Bender joined Egghead.com initially in May 1995, resigning in May 1996 and rejoining in November 1996. The salary shown for fiscal year 1997 is for a partial fiscal year's employment. All Other Compensation for fiscal year 1999 represents amounts paid for Mr. Bender's premiums paid by Egghead.com on a split dollar life insurance policy. All Other Compensation for fiscal year 1998 represents amounts paid for Mr. Bender's relocation costs associated with his re-employment with us and premiums paid by us on a split dollar life insurance policy. All Other Compensation for fiscal year 1997 represents amounts paid for Mr. Bender's relocation costs associated with his re-employment with us.

(4) Represents the fair market value, on the date of grant, of 5,000 shares of our common stock granted to this executive officer, effective June 5, 1998, as a stock award under the Egghead.com, Inc. Amended and Restated 1993 Stock Incentive Compensation Plan.

(5) In fiscal year 1998 we initiated an option repricing program for our executive officers and employees. Options granted in fiscal year 1998 represent an option for 40,000 shares granted in connection with the repricing in exchange for an option for 40,000 shares originally granted in fiscal year 1997 that were canceled in connection with the repricing, and an additional option for 40,000 shares granted in fiscal year 1998.

(6) All Other Compensation for fiscal year 1999 represents premiums in the amount of $234 that we paid on a split dollar life insurance policy, $58,569 paid for Mr. Collins' relocation costs associated with the reorganization of some of our offices to Portland, Oregon and $1,486 in matching contributions to our 401(k) plan. All Other Compensation for fiscal year 1998 represents premiums paid by us on a split dollar life insurance policy. All Other Compensation for fiscal year 1997 represents matching contributions by us under our 401(k) savings plan.

(7) Options granted in fiscal year 1998 represent options for 35,000 shares granted in connection with the option repricing program in exchange for options for 30,000 shares granted in fiscal year 1997 and for 5,000 shares originally granted in fiscal year 1996 that were canceled in connection with the repricing, and options for an additional 45,000 shares granted in fiscal year 1998.

(8) Mr. Hullinger's salary shown for fiscal year 1997 represents a partial year's employment. All Other Compensation for fiscal year 1999 represents premiums in the amount of $227 that we paid on a split dollar life insurance policy, $5,965 paid for Mr. Hullinger's relocation costs associated with the reorganization of some of our offices to the Portland, Oregon area and $894 in matching contributions to our 401(k) plan. All Other Compensation for fiscal year 1997 represents premiums that we paid on a split dollar life insurance policy and Mr. Hullinger's relocation costs associated with the reorganization of some of our offices to the Portland, Oregon area. All Other Compensation for fiscal year 1997 represents amounts paid for Mr. Hullinger's relocation costs associated with his initial employment with us.

(9) All Other Compensation for fiscal year 1999 represents premiums in the amount of $208 that we paid on a split dollar life insurance policy, $5,570 paid for Mr. Kalasky's relocation costs associated with the reorganization of some of our offices to the Portland, Oregon area and $1,752 in matching contributions to our 401(k) plan. All Other Compensation for fiscal year 1998 represents premiums paid by us on a split dollar life insurance policy. All Other Compensation for fiscal year 1997 represents matching contributions under our 401(k) savings plan.

Option Grants in Fiscal Year 1999

     The following table sets forth stock option grants made during the fiscal year ended April 3, 1999, to our Chief Executive Officer and the other Named Executive Officers, pursuant to the Egghead.com, Inc. Amended and Restated 1993 Stock Incentive Compensation Plan.

                       OPTION GRANTS IN FISCAL YEAR 1999

                                                       Percent of
                        Number of                         Total
                       Securities                        Options
                       Underlying                      Granted to                                   Potential Realizable Value at
                        Options           Vesting      Employees         Exercise                   Assumed Annual Rates of
                        Granted          Reference     in Fiscal          Price      Expiration     Stock Price Appreciation for
     Name               (#) (1)            Date           Year        ($/Share)(2)       Date              Option Term
----------------    ---------------     ----------     ----------     ------------   ----------     -----------------------------
                                                                                                         5%              10%
                                                                                                      ($) (3)          ($) (3)
                                                                                                    -------------  --------------
George P. Orban(4)          -0-                --            --              --              --              --              --
Brian W. Bender          80,000          04/29/98         10.28%         9.6250        04/29/08        $484,249      $1,227,182
Tommy E. Collins         80,000          04/29/98         10.28%         9.6250        04/29/08        $484,249      $1,227,182
Norman Hullinger         80,000          04/29/98         10.28%         9.6250        04/29/08        $484,249      $1,227,182
James F. Kalasky         80,000          04/29/98         10.28%         9.6250        04/29/08        $484,249      $1,227,182

__________________________________________

(1) The options shown are incentive stock options pursuant to Section 422 of the U.S. Internal Revenue Code, have a 10-year term from the date of grant and vest over a four-year period with the following vesting schedule: one-fourth on the first anniversary of grant and 2.0833% per month thereafter. The Vesting Reference Date is the date of grant. Upon the occurrence of certain business combinations, the vesting of the options would be accelerated or the options would be assumed by the surviving or acquiring corporation. During fiscal year 1999, the vesting for some of these options was accelerated for Messrs. Bender, Collins, Hullinger and Kalasky. See "- Compensation Committee Report on Executive Compensation."

(2) The exercise price equals the fair market value on the date of grant based on the closing price of the common stock on April 29, 1998 as quoted on the Nasdaq National Market.

(3) Represent amounts that may be realized upon exercise of the options immediately prior to their expiration assuming the specified compounded rates of appreciation on the base price (5% and 10%) of the common stock over the option terms. The 5% and 10% amounts are calculated based on rules required by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises depend on the timing of such exercises, the future performance of the common stock and overall stock market conditions. There can be no assurance that the rates of appreciation assumed in these columns can be achieved or that the amounts reflected will be received by the individuals.

(4)  Mr. Orban was not granted any new options during fiscal year 1999.

Option Exercises in Fiscal Year 1999 and Fiscal Year-End Option Values

     The following table sets forth information with respect to stock option grants made under our stock option plans to the Chief Executive Officer and the other Named Executive Officers, including (i) the number of shares of common stock purchased upon exercise of options in fiscal year 1999; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at April 3, 1999; and (iv) the value of unexercised in-the-money options at April 3, 1999.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                                      AND
                         FISCAL YEAR-END OPTION VALUES

                                     Shares                     Number of Securities               Value of Unexercised
                                    Acquired      Value        Underlying Unexercised             In-The-Money Options at
                                  on Exercise   Realized              Options                       Fiscal Year End(1)
                                  ----------------------       at Fiscal Year End(#)                ------------------
                                                               ---------------------
Name                                  (#)          ($)      Exercisable    Unexercisable       Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------------
George P. Orban.................        -0-         -0-     1,037,500           7,500          $12,799,679      $ 89,531
Brian W. Bender.................     60,000     453,299        60,000          40,000              587,500       327,500
Tommy E. Collins................     30,000     397,500        90,000          40,000              979,687       327,500
Norman Hullinger................     50,000     358,656        60,000          50,000              640,000       409,375
James F. Kalasky................     80,000     712,813        40,000          40,000              327,500       327,500

_______________________

(1) Values are based on the difference between the option exercise price and the fair market value on April 3, 1999 ($17.8125 per share as quoted on the Nasdaq Stock Market), multiplied by the respective number of shares exercisable or unexercisable.

Compensation of Directors

     Directors who are not also employees of Egghead.com are compensated at the rate of $25,000 per year. In addition, nonemployee directors receive $1,000 for each Board meeting attended and $1,000 for each Board committee meeting attended, provided that such committee meeting is not held in conjunction with a Board meeting. Nonemployee directors are also reimbursed for actual travel and out-of-pocket expenses incurred in connection with Board membership.

     In addition, each nonemployee director is granted an option to purchase 36,000 shares of common stock upon his or her initial election to the Board at an annual shareholders meeting, subject to three-year vesting in annual increments of one-third. Any nonemployee director who is initially elected or appointed other than at an annual shareholders meeting is granted an option to purchase up to 12,000 shares of common stock, prorated for the number of months between the date of grant and the next annual shareholders meeting, subject to vesting in full on the date of such meeting. Nonemployee directors are eligible to receive additional option grants to purchase up to 36,000 shares of common stock upon their re-election to the Board of Directors.

Employment Arrangements and Change of Control Arrangements

     Executive Employment Agreements. We have entered into executive employment agreements with Brian W. Bender, Tommy E. Collins, James F. Kalasky and Norman
F. Hullinger.

     These executive employment agreements provide certain benefits if, during the three-year term of the agreement, the executive's employment is terminated by us for any reason other than "cause," or by the executive for "Good Reason" (as such terms are defined in the agreements). Such benefits include (1) payment of an amount equal to the executive's annual base salary in one lump sum within ten days of the termination date; (2) payment of the executive's base salary for up to an additional six months after the end of twelve months following the termination date for so long as executive has not commenced alternative employment; (3) continuation of life insurance, disability, medical and dental, and other similar employee benefits until the earlier of eighteen months after the termination date or the date that the executive commences alternative employment which provides comparable benefits; and (4) acceleration of the executive's outstanding and unexercised stock options, on a pro rata basis determined by the number of weeks the executive was employed by Egghead.com during the stock option's entire vesting period, except in the case of a "change of control" of Egghead.com (as such term is defined in the agreement) in which case all options vest immediately prior to such change of control. The agreements also include non-solicitation and non-competition restrictions which apply for a period of eighteen months after the termination date, subject to limited exceptions.

     In fiscal year 1999, we amended the executive employment agreements with three of our senior executive officers, Tommy E. Collins, James F. Kalasky and Norman F. Hullinger. The amendments revised the definition of "Good Reason" contained in the executive employee agreements to include the relocation of our headquarters to a place more than 50 miles from the Portland, Oregon metropolitan area.

     In July 1999, we amended the executive employment agreement with Brian W. Bender. The amendment changed the term of the agreement to provide that the agreement will extend from its effective date to the earlier of the effective date of a change of control of Egghead.com or October 31, 1999. The amendment also provided that Egghead.com may modify Mr. Bender's status, duties and responsibilities during the remaining term of his employment, and it revised the definition of "Good Reason" for termination by Mr. Bender to include resignation at the end of the term of the agreement.

     Retention Bonus Agreements. In July 1999, we entered into retention bonus agreements with Brian W. Bender, Jon Brodeur, Tommy E. Collins, James F. Kalasky and Norman F. Hullinger. The agreements for Messrs. Brodeur, Collins, Kalasky and Hullinger generally provide that we will pay such individuals a lump sum bonus equal to his current 12-month salary, to be paid on January 31, 2000, if the individual continues to be employed by us (or any successor, or parent of a successor, to us) through this date, or if such individual is terminated without cause by us, or by any successor, or parent of a successor, to us, prior to this date. Mr. Bender's retention bonus agreement provides that we will pay him a lump sum bonus equal to .222 multiplied by his current 12-month salary, to be paid on October 31, 1999, if he continues to be employed by us (or any successor, or parent of a successor, to us) through this date, or if he is terminated without cause by us, or by any successor, or parent of a successor, to us, prior to this date.

     Chief Executive Officer's Employment Agreement. In January 1997, we entered into an employment agreement with George P. Orban, setting forth the terms and conditions of his employment as our Chairman of the Board and Chief Executive Officer. The agreement provided for an annual base salary of $300,000 through August 31, 1998, the end of the agreement's term, and a lump-sum payment of $1,600,000 (the "Severance Obligation") payable (1) 30 days after termination by Egghead.com of his employment during the term of the agreement for any reason other than "cause," as defined in the agreement, or (2) in the event of a sale of substantially all of the assets of Egghead.com or a merger or business combination of Egghead.com in which holders of our voting stock before such a transaction own less than 50% of the voting stock of the combined or surviving company following such a transaction, if Mr. Orban continued his employment through the completion of such transaction. In accordance with the terms of the agreement, because Mr. Orban was employed by us as of August 31, 1998, he received a retention incentive bonus of $750,000 (the "Bonus Obligation") in 1998. In addition, we paid Mr. Orban $550,000 pursuant to his employment agreement for continuing to provide services to Egghead.com from September 1, 1998 through March 31, 1999. In addition, we agreed to reimburse Mr. Orban in an amount up to $3,000 per year in 1997, 1998 and 1999 for the cost of life insurance premiums. The agreement also provided that Mr. Orban may not compete with Egghead.com for two years after termination of his employment or until August 31, 2000, whichever is later. The agreement has expired. Mr. Orban is currently negotiating an employment agreement with Egghead.com. There can be no assurance that an employment agreement will be entered into.

     Option Plans. Our stock option plans provide that, upon the occurrence of certain transactions, including certain mergers and other business combinations involving Egghead.com, outstanding options will fully vest, subject to termination upon consummation of such transaction. In the alternative, at the discretion of Egghead.com and the parties participating in such transactions, such options may be assumed by the acquiring or surviving entity.

     Director Plan. Our Restated Nonemployee Director Stock Option Plan provides that upon the occurrence of certain transactions, including certain mergers and business combinations involving Egghead.com, the vesting of outstanding options will be accelerated so that all options would be immediately exercisable. Any options not exercised would terminate upon consummation of such a transaction, unless such options are assumed in such transaction.

Compensation Committee Interlocks and Insider Participation

     Each of Karen White, Scott Gibson and Robert T. Wall served on the Compensation Committee of the Board during fiscal year 1999. None of our executive officers serves as a member of the compensation committee or board of directors of any entity that has an executive officer serving as a member of our Compensation Committee or Board of Directors.

Compensation Committee Report on Executive Compensation

     Overview and Philosophy. The Compensation Committee of the Board is responsible for reviewing and approving compensation recommendations made by the Chief Executive Officer for the other executive officers. The Committee recommends to the Board compensation for Egghead.com's highly compensated executive officers, including Egghead.com's Chief Executive Officer and the other four Named Executive Officers. The Committee is also responsible for administering all of Egghead.com's compensation programs.

     The Committee's goal is to provide compensation that is fair and competitive and that will reward sustained high performance. The Committee also believes that executives should have a significant portion of their compensation "at risk" in the form of incentive compensation that is tied to the performance of Egghead.com and the value of Egghead.com's stock. Egghead.com's executive compensation packages generally consist of base salary and long-term incentive compensation in the form of stock options, and, from time to time, include incentive compensation in the form of cash bonuses. The Committee also reviews and administers employment agreements between Egghead.com and its executives.

     Compensation payments in excess of $1 million annually to the Chief Executive Officer or other Named Executive Officers are subject to a limitation on deductibility for Egghead.com under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Certain performance-based compensation is not subject to the limitation on deductibility. Although compensation payments to Mr. Orban for fiscal year 1999 did slightly exceed the 162(m) limit, the Compensation Committee does not expect cash compensation in fiscal year 2000 to its Chief Executive Officer or any other executive officer to materially exceed $1 million. The Egghead.com, Inc. Amended and Restated 1993 Stock Incentive Compensation Plan is designed to qualify for the performance-based exception to the $1 million limitation on deductibility of compensation payments.

     Base Salary. In determining the base salary for a particular executive within the salary range for his or her position, the Committee initially takes into account the salary necessary to encourage the executive to join Egghead.com in lieu of pursuing other employment opportunities. In later years, the Committee considers the amount budgeted by the Board for salary increases, the executive's level of responsibility, prior experience, breadth of knowledge and job performance measured in terms of overall performance of Egghead.com and a subjective assessment of individual performance. The Committee also considers the amount of compensation necessary to retain the executive, but does not have a target range for base salaries for executive officers.

     The Committee considers what it believes to be the competitive factors in the executive compensation market, but has not typically consulted outside sources of compensation information in setting individual compensation levels. In March 1999, however, the Committee retained an outside consultant to advise it on compensation matters. The Committee plans to consider the information provided by this consultant in making future compensation decisions.

     Annual Incentive Compensation. In fiscal year 1999, cash bonuses for certain executives were considered by the Committee in consultation with certain members of management. The Committee sought to recognize the extraordinary efforts of Mr. Collins and Mr. Kalasky with respect to the restructuring and reorganization of Egghead.com by awarding them cash bonuses for their efforts. In awarding Mr. Collin's bonus, the Committee considered his role in the successful completion and launch of Egghead.com's new Web site and the successful consolidation of Egghead.com's information technology department from several locations. The Committee awarded Mr. Kalasky a bonus to reward his role in the successful relocation and transition of Egghead.com's merchandising department, as well as his efforts to seek to maintain Egghead.com's gross margins in a highly competitive environment and the expansion of Egghead.com's product mix.

     Long-Term Incentive Compensation. The primary objective of Egghead.com's stock option program is to provide incentives tied to the performance of Egghead.com and shareholder value as measured by stock price appreciation. The Committee believes that Egghead.com's stock option program aligns the interests of Egghead.com's executives with those of its shareholders. The Committee generally grants stock options with an exercise price equal to the fair market value of the common stock on the date of grant and a four year vesting schedule.

     In granting options, the Committee considers the amount and value of options currently held, but does not have a standard award level for common stock holdings for senior executives. The Committee also considers individual and company performance in granting options. In fiscal year 1999, the Committee granted options to purchase 666,100 shares of common stock to Egghead.com employees, of which options to purchase 340,000 shares were granted to executive officers, including options to purchase 320,000 shares granted to the Named Executive Officers. Options for the remaining 326,100 shares were granted to a broad range of employees, generally fixed by salary grade. Within the group of executive officers (other than the Chief Executive Officer), the exact number of shares subject to options (80,000 per Named Executive Officer) was recommended to the Committee by the Chief Executive Officer.

     During fiscal year 1999, the Committee voted to accelerate the vesting of certain options held by Messrs. Bender, Collins, Hullinger and Kalasky. The acceleration was approved as part of an effort to encourage retention of key executives during Egghead.com's transition into an Internet retailer and to reward their efforts during a period of particularly challenging circumstances for Egghead.com.

     Chief Executive Officer Compensation. Mr. Orban was elected Chairman of the Board in May 1996 and Chief Executive Officer of Egghead.com in January 1997. Upon commencement of his employment, the Committee granted Mr. Orban an option to purchase 1,000,000 shares of common stock. In January 1997, Egghead.com entered into an employment agreement with Mr. Orban which expired on August 31, 1998. Pursuant to this agreement, Mr. Orban received, among other things, an annual base salary of $300,000, as well as a retention incentive bonus of $750,000 because his employment with Egghead.com had not terminated prior to August 31, 1998. He was also paid $550,000 pursuant to the agreement for continuing to provide services to Egghead.com from September 1, 1998 to March 31, 1999, as well as monthly base salary payments during this period.

     In approving Mr. Orban's employment agreement and his option arrangements, the Committee's goal was to offer fair and competitive compensation that would attract and retain Mr. Orban as the Chief Executive Officer and to provide an equity incentive that puts a substantial portion of Mr. Orban's compensation "at risk" and rewards him for the successful performance of Egghead.com. The Committee believes that Mr. Orban's participation in the Egghead.com's stock price appreciation through his stock options aligns his interests with those of the shareholders.

                                             Compensation Committee
                                             Karen White
                                             C. Scott Gibson
                                             Robert T. Wall, Chairman

Stock Performance Graph

     The graph below shows a comparison of cumulative total shareholder returns of Egghead.com for the last five fiscal years ("Cumulative Shareholder Returns") with (a) the cumulative total return of the University of Chicago's Center for Research in Security Prices ("CRSP") Index for Nasdaq Stock Market SIC Code 573-U.S., a retail trade line-of-business index of U.S. company equities that includes computer software retailers and consumer electronics (the "U.S. SIC 573 Index") and (b) the cumulative total return of the CRSP Index for the Nasdaq Stock Market - U.S., a broad market equity index including U.S. company equities ("Nasdaq U.S. Index").

     The comparison assumes $100 was invested in our common stock and in each of the foregoing indices on April 1, 1994, and assumes reinvestment of dividends, if any. We have not paid dividends. Dates on the horizontal axis on the graph represent the last day of trading before the respective fiscal year end. The stock performance shown on the graph below is not necessarily indicative of future price performance.

                       [PERFORMANCE GRAPH APPEARS HERE]

CRSP Total Returns Index for:                                    03/1994   03/1995   03/1996   03/1997   03/1998   04/1999
----------------------------                                     -------   -------   -------   -------   -------   -------
Egghead.com, Inc.                                                 100.0      98.6     123.9      53.6     119.6     206.4
Nasdaq Stock Market (US Companies)                                100.0     111.3     151.1     171.7     252.6     347.0
NASDAQ Stocks (SIC 5730-5739 US Companies)                        100.0      75.7      54.9      36.4      52.2      46.4
Radio, Television, Consumer Electronics, and Music Stores

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 6, 1999 by: (1) each of our Named Executive Officers; (2) each of our directors; and (3) all of our executive officers and directors as a group.

                                                                          Shares of
                                                                Egghead.com, Inc. Common Stock
                                                            --------------------------------------
                                                              Number of Shares        Percent of
                                                               Beneficially             Shares
                                                                 Owned(1)             Outstanding
                                                            ------------------       -------------
Named Executive Officers
Brian W. Bender(2)......................................           80,833                 *
Tommy E. Collins(3).....................................          125,600                 *
Norman F. Hullinger(4)..................................           80,833                 *
James F. Kalasky(5).....................................           64,999                 *
George P. Orban(6)......................................        1,076,294                3.4%

Directors
Jonathan W. Brodeur(7)..................................           75,972                 *
C. Scott Gibson(8)......................................              450                 *
Eric P. Robison(9)......................................           17,750                 *
Robert T. Wall(10)......................................           10,000                 *
Karen White.............................................               --                 *
Melvin A. Wilmore(11)...................................           25,250                 *
Directors and executive officers as a group                     1,557,981                5.0%
(11 persons)(12)........................................

*Less than one percent.
______________________
[Footnotes to this table appear on the following page.]

(1) The persons named in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, except as otherwise described in these footnotes.

(2) Represents shares subject to options that are exercisable currently or within 60 days of July 6, 1999.

(3) Represents 12,684 shares held directly by Mr. Collins and 112,916 shares subject to options that are exercisable currently or within 60 days of July 6, 1999.

(4) Represents shares subject to options that are exercisable currently or within 60 days of July 6, 1999.

(5) Represents shares subject to options that are exercisable currently or within 60 days of July 6, 1999.

(6) Represents 38,794 shares held by Orban Partners, a general partnership of which Mr. Orban is Managing Partner, and 1,037,500 shares subject to options that are exercisable currently or within 60 days of July 6, 1999. Mr. Orban is a director in addition to being an executive officer.

(7) Represents 27,615 shares held directly by Mr. Brodeur, 3,358 shares held in trusts for the benefit of Mr. Brodeur's children, and 44,999 shares subject to options that are exercisable currently or within 60 days of July 6, 1999. Mr. Brodeur disclaims beneficial ownership of the 3,358 shares held in such trusts.

(8)  Represents 450 shares held directly by Mr. Gibson.

(9) Represents shares subject to options that are exercisable currently or within 60 days of July 6, 1999.

(10) Represents 10,000 shares held directly by Mr. Wall.

(11) Represents shares subject to options that are exercisable currently or within 60 days of July 6, 1999.

(12) Includes 1,465,080 shares subject to options held by such directors and executive officers that are exercisable currently or within 60 days of July 6, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Karen White, a director of Egghead.com, currently serves as a Senior Vice President for Oracle Corporation. In May 1998, we entered into a three-year Network Licensing Agreement with Oracle, pursuant to which we purchased certain hardware, software and related licenses and maintenance from Oracle which permits us to use the Oracle data bases and applications in our Internet business. In fiscal year 1999 we made payments to Oracle totaling $202,011. We expect to make payments to Oracle of approximately $1,147,000 over the three-year term of the Agreement. The contract was negotiated at arm's-length prior to Ms. White's nomination by the Board's Nominating Committee for election at the 1998 Annual Meeting of Shareholders and subsequent election to the Board at the 1998 Annual Meeting of Shareholders.

     Mr. Paul Allen is a shareholder and director of Microsoft Corporation and the President and sole shareholder of Vulcan Ventures Inc., which owned more than 5% of our outstanding shares during part of fiscal year 1999. Eric P. Robison, a director of Egghead.com, is employed by Vulcan Ventures, Inc. In fiscal year 1999, we made payments to Microsoft totaling $625,000, which represent marketing and promotional expenses payable in accordance with a merchant agreement between the parties. We purchase the Microsoft products through third-party distributors at arm's length.

     Eric P. Robison, a director of Egghead.com, is a member of the Board of Directors of CNET, Inc., a company that operates a network of Web sites. In fiscal year 1999, we paid CNET, Inc. approximately $785,000 in promotional and advertising fees pursuant to a promotion agreement between the parties.

     We made a loan to James F. Kalasky, Vice President of Merchandising and Advertising, in the principal amount of $88,000 (which represented the amount of Mr. Kalasky's equity in his residence in Spokane, Washington) to purchase a home in the Portland, Oregon area in connection with his relocation to our headquarters in Vancouver, Washington. We subsequently hired a relocation firm to purchase the Spokane residence for an amount equal to the outstanding mortgage on the residence. Upon resale of the residence by the relocation firm, we will receive any net proceeds for the sale in excess of the purchase price paid by the relocation firm (net of transaction costs and fees). We have forgiven the outstanding amount of the loan to Mr. Kalasky. The tax liability to Mr. Kalasky for this transaction is currently anticipated to be approximately $35,000, for which we currently intend to reimburse Mr. Kalasky.

     In fiscal year 1999, we authorized a loan to Tommy E. Collins, Vice President of Information Systems and Chief Technology Officer, in the principal sum of $150,000, without interest, and a loan to James F. Kalasky in the principal sum of $100,000, without interest, both of which loans may be forgiveable on terms to be determined by the Chief Executive Officer. As of the date of this amended report, neither loan has been made.




              [Remainder of this page intentionally left blank.]
              --------------------------------------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on July 29, 1999.

                                         EGGHEAD.COM, INC.

                                         By /s/ BRIAN W. BENDER
                                            -------------------------------
                                         Brian W. Bender
                                         Chief Financial Officer, Vice
                                         President of Finance and Secretary

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this amendment to the report has been signed by the following persons in the capacities indicated below on July 29, 1999.

                  Signature                                                 Title
                  ---------                                                 -----
            GEORGE P. ORBAN*                    Chairman of the Board and Chief Executive Officer (Principal
--------------------------------------
            George P. Orban                     Executive Officer)

        /s/ BRIAN W. BENDER                     Chief Financial Officer, Vice President of Finance and
--------------------------------------
            Brian W. Bender                     Secretary (Principal Financial and Accounting Officer)

--------------------------------------
            C. Scott Gibson                     Director

          JONATHAN W. BRODEUR*
--------------------------------------
          Jonathan W. Brodeur                   Director

--------------------------------------
             Eric P. Robison                    Director

            MELVIN A. WILMORE*
--------------------------------------
            Melvin A. Wilmore                   Director

             ROBERT T. WALL*
--------------------------------------
             Robert T. Wall                     Director

              KAREN WHITE*
--------------------------------------
              Karen White                       Director

*By:  /s/ BRIAN W. BENDER
--------------------------------------
Brian W. Bender
Director and Attorney-in-Fact