Form 10-Q
period 1999-07-03
EGGHEAD COM INC
filed 1999-08-17
CIK 832320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999
                               ------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to_________________

                        Commission File Number  0-16930

                               EGGHEAD.COM, INC.
                               -----------------
            (Exact name of registrant as specified in its charter)


         Washington                                       91-1296187
-------------------------------                           -----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)


    521 S.E. Chkalov Drive
     Vancouver, Washington                                   98683
----------------------------------------                     -----
(Address of principal executive offices)                   (Zip Code)


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

                              YES   x    NO
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


                                                    Outstanding at
                Class                               August 9, 1999
                -----                               --------------
             Common Stock                          30,784,628 shares
            $.01 par value

                         PART 1. FINANCIAL INFORMATION


ITEM 1.  Financial Statements and Supplementary Data

EGGHEAD.COM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

                                                                 April 3,          July 3,
                                                                  1999             1999
                                                               -----------      -----------
ASSETS                                                                          (unaudited)
Current assets:
  Cash and cash equivalents                                     $119,467          $109,803
  Accounts receivable, net of allowance for doubtful
    accounts of $786 and $920, respectively                        2,316             2,269
  Merchandise inventories, net                                    12,599            11,800
  Prepaid expenses and other current assets                          759               712
                                                                --------          --------
          Total current assets                                   135,141           124,584

Property and equipment, net                                        9,196             9,791
Goodwill, net                                                     31,631            31,202
Other assets                                                         217               210
                                                                --------          --------
                                                                $176,185          $165,787
                                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                               $16,276           $18,016
  Accrued liabilities                                             12,398            10,986
  Reserves and liabilities related to restructuring                6,517             5,838
                                                                --------          --------
          Total liabilities                                       35,191            34,840
                                                                --------          --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value: 10,000,000 authorized
    No shares issued and outstanding                                  --                --
  Common stock, $.01 par value:
    50,000,000 shares authorized;
    30,675,059 and 30,768,963 shares issued
    and outstanding, respectively                                    307               308
  Additional paid-in capital                                     249,927           250,397
  Retained deficit                                              (109,240)         (119,758)
                                                                --------           --------
          Total shareholders' equity                             140,994           130,947
                                                                --------          --------
                                                                $176,185          $165,787
                                                                ========          ========

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

                                                          13 Weeks Ended
                                                           (unaudited)
                                                 ------------------------------
                                                    June 27,          July 3,
                                                     1998              1999
                                                 --------------   -------------
Net sales                                           $29,520          $ 40,567
Cost of sales                                        26,463            37,697
                                                 --------------   -------------
Gross margin                                          3,057             2,870

Selling and marketing expense                         5,768             9,477
General and administrative expense                    3,068             4,363
Amortization of goodwill                                419               430
Depreciation                                            365             1,103
                                                 --------------   -------------
Operating loss                                       (6,563)          (12,503)
Other income, net                                     1,014             1,985
                                                 --------------   -------------
Loss before income taxes                             (5,549)          (10,518)
Income tax provision                                     --                --
                                                 --------------   -------------
Net loss                                            $(5,549)         $(10,518)
                                                 ==============   =============

Basic loss per share                                $ (0.24)         $  (0.34)
                                                 ==============   ==============
Weighted average common shares outstanding           23,570            30,710
                                                 ==============   ==============

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                         13 Weeks Ended
                                                                           (Unaudited)
                                                                  -----------------------------
                                                                     June 27,          July 3,
                                                                      1998              1999
                                                                  -----------      ------------
Cash flows from operating activities:
  Net loss from operations                                          $(5,549)           $(10,518)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     784               1,533
      Deferred rent                                                      (3)                 --
      (Gain) loss on disposition of assets                             (273)                 38
      Changes in assets and liabilities:
        Accounts receivable, net                                        536                  47
        Merchandise inventories                                       2,027                 799
        Prepaid expenses & other current assets                         438                  47
        Other assets                                                    (98)                  6
        Accounts payable                                              1,035               1,740
        Restructuring reserves                                       (5,872)               (679)
        Accrued liabilities                                          (1,308)             (1,412)
                                                                  ---------        ------------
        Net cash used in operating activities                        (8,283)             (8,399)
                                                                  ---------        ------------
Cash flows from investing activities:
  Additions to property and equipment                                   (87)             (1,736)
  Proceeds from sale of property and equipment                        7,100                  --
                                                                  ---------        ------------
        Net cash provided by (used in) investing activities           7,013              (1,736)
                                                                  ---------        ------------
Cash flows from financing activities:
  Proceeds from stock issuances                                         923                 471
                                                                  ---------        ------------
        Net cash provided by financing activities                       923                 471
                                                                  ---------        ------------
Net decrease in cash and cash equivalents                              (347)             (9,664)
                                                                  ---------        ------------
Cash and cash equivalents at beginning of period                     67,381             119,467
                                                                  ---------        ------------
Cash and cash equivalents at end of period                          $67,034            $109,803
                                                                  =========        ============

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

                                               13 weeks ended
                                         -------------------------
                                          June 27,         July 3,
                                            1998            1999
                                         ---------      ----------
                                        (unaudited)     (unaudited)

Supplemental disclosures of cash
  paid (received) during the year:

       Interest                              $  --           $  --
       Income taxes                          $(230)          $(283)


See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Amounts in thousands)

                                                                   Common Stock     Additional    Retained
                                                                 ----------------    Paid-in      Earnings
                                                                 Shares    Amount    Capital     (Deficit)       Total
                                                                 -------------------------------------------------------
Balance, April 4, 1999                                           30,675     $307     $249,927    $(109,240)     $140,994

Stock issued for cash, pursuant to employee stock
  purchase plan                                                      16        -          113            -           113
Stock issued for cash, pursuant to stock option plan                 74        1          316            -           317
Stock grants                                                          4        -           41            -            41
Net loss                                                              -        -            -      (10,518)      (10,518)
                                                                 -------------------------------------------------------
Balance, July 3, 1999                                            30,769     $308     $250,397    $(119,758)     $130,947
                                                                 =======================================================

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

All references herein to fiscal 1999 relate to the fiscal year ended April 3, 1999 and all references to fiscal 2000 refer to the fiscal year ending April 1, 2000.

Note 1    Basis of Presentation

The accompanying unaudited financial statements of Egghead.com, Inc. and subsidiaries ("Egghead.com" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 53-week period ended April 3, 1999, contained in the Company's Annual Report on Form 10-K, as amended, filed pursuant to the Securities Exchange Act of 1934. Operating results for the 13 weeks ended July 3, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2000.

Fiscal Years

The Company uses a 52/53 week fiscal year, ending on the Saturday nearest March 31 of each year. Fiscal quarters are such that the first three quarters consist of 13 weeks and the fourth quarter consists of the remaining 13/14 weeks. Fiscal 2000 will consist of 52 weeks. Fiscal 1999 had 53 weeks.

Reclassifications

Certain prior year balances have been reclassified to conform with the current period presentation. These reclassifications had no effect on retained earnings or net income as previously reported.

Note 2    Subsequent Event

On July 14, 1999, Egghead.com announced that it had signed a definitive merger agreement with Onsale, Inc. ("Onsale"), a leading internet retailer. In the merger, each outstanding share of Egghead.com common stock (other than dissenting shares meeting certain conditions) will be converted into the right to receive .565 shares of Onsale common stock (the "Exchange Ratio"). The shares of Onsale common stock received by Egghead.com shareholders in the merger will represent stock ownership in the combined company after the merger. Options to purchase Egghead.com common stock will be assumed by Onsale and converted into options to purchase Onsale common stock, and the exercise price and number of shares of Onsale common stock subject to each such option will be appropriately adjusted to reflect the Exchange Ratio. The merger is intended by the parties to qualify as a tax-free reorganization and be accounted for as a "pooling of interests." If the merger is consummated, Egghead.com, Inc. will become a wholly-owned subsidiary of Onsale. Upon closing of the merger, Onsale will change its name to Egghead.com, Inc. so that the combined company will be called Egghead.com, Inc. after the merger. The merger is subject to approval by shareholders of both companies, regulatory approvals and satisfaction or waiver of certain other conditions. There can be no assurance that the proposed merger will ultimately be consummated.

Note 3    Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Diluted earnings per common share are not disclosed as potentially dilutive common stock equivalents would be anti-dilutive to the loss per share calculation for the 13-week periods ended July 3, 1999 and June 27, 1998.

Note 4    Income Taxes

Egghead.com determines its income tax accounts in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Given its ongoing losses, Egghead.com does not believe that its deferred tax assets meet the realization criteria of SFAS No. 109. Under SFAS No. 109, the realization of the deferred tax assets depends on generating future taxable income. Egghead.com management has determined that it is more likely than not that the deferred tax assets could not be currently realized. Therefore, the Company did not record a tax benefit for the three months ended June 27, 1998 or July 3, 1999.

Note 5    Commitments and Contingencies

Significant Suppliers

During the three months ended July 3, 1999, one primary distributor accounted for approximately 26% of Egghead.com's purchases. The loss of this distributor could have a material adverse effect on Egghead.com's operating results and financial condition.

Credit Line for Inventory Financing

The Company has available credit lines of up to $10 million for the financing of inventory. The terms of such financings vary depending on the vendor terms. The credit lines are fully secured by the inventory purchased through the agreements with the lenders. The lenders have reserved the right to discontinue the inventory financing at any time at their discretion. At July 3, 1999, there were no borrowings outstanding under these credit lines.

Leases

Egghead.com leases corporate offices and distribution facilities under operating leases with remaining terms ranging from one to five years. The leases generally require Egghead.com to pay taxes, insurance and certain common area maintenance costs.

Aggregate rental expense, including common area maintenance charges, for all operating leases for the three months ended June 27, 1998 and July 3, 1999 was approximately $174,000 and $420,000, respectively. As of July 3, 1999, future minimum rental payments under noncancelable operating leases for headquarters and distribution facilities and equipment consisted of the following:

                                                 Operating
                                                  Leases
                     Fiscal Year               (in thousands)
                                               -------------
                     Remainder of 2000             $1,037
                     2001                           1,095
                     2002                             463
                     2003                             467
                     Thereafter                       583
                                                   ------
                     Total minimum payments        $3,645
                                                   ======

The Company has recorded a restructuring liability for the closure of Egghead retail stores and the Sacramento, California distribution center, and a significant reduction in headquarters staff. The restructuring liability was $5.8 million at July 3, 1999, of which $4.4 million related to retail lease obligations, which are not included in the above schedule of future minimum rental payments.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Egghead.com and the notes thereto included elsewhere in this filing. References in this filing to "Egghead.com," "Egghead," the "Company," "we," "our," and "us" refer to Egghead.com, Inc. and our wholly owned subsidiaries, unless the context otherwise requires.

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this Report on Form 10-Q relative to trends in net sales, gross margin, expense levels, liquidity and capital resources, as well as other statements in this Report on Form 10-Q, including, but not limited to, words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "seek(s)," "estimate(s)," and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those set forth under "Liquidity and Capital Resources," and "Additional Factors That May Affect Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Particular attention should be paid to the cautionary statements involving our limited online operating history, our history of losses and expectation of future losses, the unpredictability of our future revenues and fluctuations in our operating results, the fluctuation of our operating results due to seasonality, the potential negative effects if the proposed merger transaction with Onsale is not completed, the risks of systems failures and business interruptions, the risks of capacity constraints, the risks relating to systems development, management of growth, the intensely competitive nature of the electronic commerce industry, reliance on third parties and reliance on manufacturers, distributors and suppliers. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Proposed Merger

     On July 14, 1999, Egghead.com announced that it had signed a definitive merger agreement with Onsale, a leading internet retailer. In the merger, each outstanding share of Egghead.com common stock (other than dissenting shares meeting certain conditions) will be converted into the right to receive .565 shares of Onsale common stock (the "Exchange Ratio"). The shares of Onsale common stock received by Egghead.com shareholders in the merger will represent stock ownership in the combined company after the merger. Options to purchase Egghead.com common stock will be assumed by Onsale and converted into options to purchase Onsale common stock, and the exercise price and number of shares of Onsale common stock subject to each such option will be appropriately adjusted to reflect the Exchange Ratio. The merger is intended by the parties to qualify as a tax-free reorganization and be accounted for as a "pooling of interests." If the merger is consummated, Egghead.com, Inc. will become a wholly-owned subsidiary of Onsale. Upon closing of the merger, Onsale will change its name to Egghead.com, Inc. so that the combined company will be called Egghead.com, Inc. after the merger. The merger is subject to approval by shareholders of both companies, regulatory approvals and satisfaction or waiver of certain other conditions. There can be no assurance that the proposed merger will ultimately be consummated.

Overview

     We are a leading online retailer of personal computer hardware, software, peripherals, accessories and other related products. In addition to computer-related products, we sell consumer electronics and other consumer and business goods.

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

     Operations. Net sales, cost of sales, gross margin and selling and marketing expenses consist of the results of our online shopping Web sites and inbound telephone orders. Customers can purchase products via the Internet at our online store, or can browse through our online store or review advertising flyers and then contact the inbound telephone center to complete purchases. We offer discounts to businesses, educational institutions and governmental entities that purchase large volumes for use or for resale.

     Anticipated Losses. We have incurred substantial losses in the operation and closure of our former retail store network and in the operation of our online store. As of July 3, 1999, we had a retained deficit of $119.8 million. We have not achieved profitability as an electronic commerce company and expect to continue to incur substantial net losses for the foreseeable future. We plan to continue to enhance our brand name through marketing and advertising programs, offer additional categories of merchandise for sale on our online store and improve and enhance our technology, infrastructure and systems. These initiatives will likely result in operating expenses that are higher than current operating expenses. We will need to generate significantly higher revenues to achieve profitability and maintain profitability if it is achieved. Although our net sales from electronic commerce have grown in recent quarters, such growth rates may not be sustainable. Because of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not good indicators of our future performance.

Results of Operations--Three Months Ended June 27, 1998 Compared with the Three Months Ended July 3, 1999

     The following table shows the relationship of certain items relating to continuing operations included in our Consolidated Statements of Operations expressed as a percentage of net sales:

                                                   Percentage of Net Sales
                                            -----------------------------------
                                                     Three months ended
                                            -----------------------------------
                                              June 27, 1998      July 3, 1999
                                            -----------------------------------
Net sales                                        100.0%              100.0%
Cost of sales                                     89.6                92.9
                                            -----------------------------------
Gross margin                                      10.4                 7.1

Selling and marketing expense                     19.5                23.3
General and administrative expense                10.4                10.8
Depreciation and amortization expense              2.7                 3.8
                                            -----------------------------------
Operating loss                                   (22.2)              (30.8)
Other income, net                                  3.4                 4.9
                                            ===================================
Loss before income taxes                         (18.8)%             (25.9)%
                                            ===================================

     Net Sales. Total net sales for the first quarter of fiscal 2000 increased 37.4% to $40.6 million as compared with $29.5 million for the first quarter of fiscal 1999. The increase in net sales was primarily attributable to an increase in the online customer base, significant investments in marketing programs designed to promote and maintain brand awareness, an increase in the number of daily and weekly online auctions, and an increase in the categories and amount of merchandise offered. Our customer accounts increased to approximately 1.1 million as of July 3, 1999 from approximately 530,000 as of June 27, 1998.

     Gross Margin. Gross margin consists of net sales minus cost of sales. Cost of sales includes initial margin (net sales minus cost of products sold), obsolete inventory charges and net shipping (shipping reimbursements less shipping costs). Gross margin from net sales was $2.9 million, or 7.1% of sales, for the first quarter of fiscal 2000, a reduction from gross margin of 10.4% of sales for the comparable prior year period. Gross margin in the current quarter was negatively affected by responses to some competitors selling current version goods below or marginally above their acquisition cost. Although we have not adopted this pricing strategy, we have responded to these competitive pressures by reducing the selling prices on certain products. This reduction in selling prices had a material adverse impact on our first quarter fiscal 2000 gross margins when compared to our historical online gross margins. This reduction in selling prices was partially offset by an increase in advertising revenue for the quarter. Management has initiated, and will continue to initiate, actions in an attempt to offset the reduction in gross margins; however, there can be no assurance that we will be able to maintain gross margins or that this reduction in selling prices will not negatively affect our gross margins in the second quarter of fiscal 2000.

     Selling and Marketing Expense. Selling and marketing expense consists primarily of operating expenses related to marketing, inbound telephone support, online store support and distribution. Such operating expenses include promotional agreements for online and offline advertising, credit card processing costs, payroll and benefits, telecommunications, bad debts and supplies. The selling and marketing expenses for the first quarter of fiscal 2000 increased 64.3% to $9.5 million from $5.8 million for the comparable period in the prior year. The increase in selling and marketing expenses was primarily attributable to our efforts to enhance our brand name recognition, expand our online shopping capabilities and increase our market share. However, we cannot assure you that the increase in such expenses will actually result in enhanced brand name recognition, expanded Web site capabilities or increased market share.

     General and Administrative Expense. General and administrative expense consists primarily of payroll and related expenses of headquarters support functions, such as executive, merchandising, purchasing, engineering, accounting, recruiting and facilities expenses and other general corporate expenses. The general and administrative expenses for the first quarter of fiscal 2000 increased 42.2% to $4.4 million as compared with $3.1 million for the first quarter of fiscal 1999. This increase was primarily due to increased payroll and other overhead costs to support our sales growth. General and administrative expense as a percentage of net sales was 10.8% for the first quarter of fiscal 2000 as compared with 10.4% for the first quarter of fiscal 1999.

     Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of our capital equipment and amortization of goodwill recorded in connection with the acquisition of Surplus Direct in August 1997. Depreciation expense for the first quarter of fiscal 2000 increased to $1.1 million as compared with $0.4 million for the first quarter of fiscal 1999. Net property and equipment increased $7.3 million to $9.8 million at July 3, 1999 from $2.5 million at June 27, 1998. These increases are primarily due to the purchasing of hardware and software necessary for expanding our Web site capabilities and serving our increasing customer base, and leasehold improvements to our headquarters in Vancouver, Washington and our distribution facility. Amortization expense remained consistent for each of the first quarters of fiscal 2000 and fiscal 1999 at $0.4 million.

     Other Income, Net. Other income, net for the first quarter of fiscal 2000 increased 95.8% to $2.0 million from $1.0 million for the first quarter of fiscal 1999. This increase was primarily attributable to an increase in interest income, resulting from a higher average cash balance due to the issuance of an additional 5.75 million shares of common stock through a public offering in March 1999, which resulted in net proceeds of $72.9 million.

     Income Taxes. Due to our ongoing net operating losses, we did not record a provision for income taxes for the first quarter of fiscal 2000 or the first quarter of fiscal 1999. Given our recent losses, we have determined that our deferred tax assets do not meet the realization criteria of Statement of Financial Accounting Standards ("SFAS") No. 109,

     Accounting for Income Taxes. Under SFAS No. 109, the realization of the deferred tax assets depends on generating future taxable income. We have determined that it is more likely than not that the deferred tax assets could not currently be realized. Until we have determined that all of the existing net operating losses are realizable, we will not record a tax charge or benefit for future operating results. Our net operating losses can be recovered for tax purposes over a 15-year period from origin if profitability is achieved. See
Note 4 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     In recent fiscal years, we have funded our operations through cash provided by operations, public issuance of common stock, asset sales, exercises of stock options and the proceeds relating to the sale of the Corporate, Government and Educational Sales Division.

     Cash and cash equivalents decreased to $109.8 million as of July 3, 1999 from $119.5 million at April 3, 1999. The decrease in the cash balance was primarily due to the net loss of $10.5 million, and fixed asset additions of $1.7 million.

     Cash used in operating activities of $8.4 million for the first three months of fiscal 2000 was primarily due to the net loss of $10.5 million, partially offset by depreciation and amortization of $1.5 million.

     Net cash used in investing activities of $1.7 million for the first three months of fiscal 2000, consisted of capital expenditures of $1.7 million, primarily related to the upgrading of the Web site software platforms and related hardware.

     Cash provided by financing activities of $0.5 million for the first three months of fiscal 2000 consisted of proceeds from stock issuances under our stock option and stock purchase plans.

     As of July 3, 1999, our principal source of liquidity was $109.8 million of cash. We have credit lines totaling $10.0 million for the financing of inventory. The credit lines are fully secured by the inventory purchased. As of July 3, 1999, there were no borrowings outstanding under these lines of credit. As of July 3, 1999, our principal commitments consisted of obligations in connection with operating leases and commitments for advertising and promotional arrangements. Although we have no material commitments for capital expenditures, we anticipate future purchases related to enhancements of our Web site to improve functionality and navigation, incorporating features that are intended to improve the customer shopping experience, and scalability and performance of our Web site. We estimate capital expenditures through the end of fiscal 2000 to be at least $10 million. See Note 5 of Notes to Consolidated Financial Statements.

     We believe that our current cash and cash equivalent balances, without considering the effect of the consummation of the proposed merger with Onsale, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors discussed under the "Additional Factors That May Affect Future Results" section of this Report on Form 10-Q. In addition, we may, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might increase our liquidity requirements or cause us to issue additional equity or debt securities. Although we believe that our current cash and cash equivalent balances will be sufficient for the next twelve months (without considering the effects of the consummation of the proposed merger with Onsale), we cannot assure you that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all. We do not currently use derivative financial instruments.

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

     As a company engaged in electronic commerce, we rely on computer programs and systems in connection with our internal and external communication networks and systems (including transmissions of information over the Internet), the operation of our Web site, customer use of our Web site, order processing and fulfillment, accounting and financial systems, and other business functions. Because our internal systems and software are relatively new, and the majority are covered by maintenance agreements with third-party suppliers, we do not expect that the Year 2000 costs relating to our own internal systems will be significant. Our plan for addressing Year 2000 issues has three phases: (1) identification and evaluation; (2) development of plans for addressing the issues and prioritization of those plans; and (3) implementation of plans and verification of effectiveness. We have already identified and evaluated our major internal information technology and data processing systems for Year 2000 compliance. Certain critical internal information technology and data processing systems have already been modified, upgraded or replaced to remedy Year 2000 issues. We have completed the assessment and planning phase for addressing our remaining significant internal systems for Year 2000 compliance. Management intends to complete the implementation and verification phases for our remaining critical internal systems by October 1999.

     Due to our electronic commerce focus, our reliance on significant non-information technology systems is primarily limited to telecommunications equipment, voicemail systems and property security systems. We have replaced our telecommunications equipment and voicemail systems with systems that the suppliers state are Year 2000 compliant. We have evaluated our property security systems and determined that they are Year 2000 compliant.

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

     Although we are taking steps to achieve Year 2000 compliance of our internal systems and to evaluate the compliance of third-party service providers on which our business depends, the most reasonably likely worst-case scenario resulting from possible Year 2000 noncompliance is that noncompliance by third parties would disrupt, reduce or eliminate for a period of time the ability of our customers to access and purchase products at our Web site. If such occurrences are frequent or long in duration, they could materially adversely affect our business. The Year 2000 compliance of third-party global, national and local communications networks and the compliance of individual Internet service providers is not within our control. Accordingly, a contingency plan for this worst-case scenario does not exist and we do not believe we will be able to develop one. We have, however, begun to diversify our uses of certain services among several providers to attempt to mitigate this risk. We cannot assure you, however, that our efforts will mitigate the risk of non-compliance, and any failure of third-party networks, systems or services could materially adversely affect our business.

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

Recent Accounting Pronouncements

     During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Because we do not use derivatives, the new standard is expected to have no material impact on our financial position or results of operations. SFAS No. 133 will be effective for fiscal 2001.

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

We have a history of losses and expect future losses

     We have incurred substantial losses in the operation and closing of our former retail store network and in the operation of our electronic commerce business. As of July 3, 1999, we had a retained deficit of $119.8 million. We have not achieved profitability as an electronic commerce company, and we expect to continue to incur substantial net losses for the foreseeable future. We plan to continue to enhance our brand name through competitive pricing, marketing and advertising programs, offer additional categories of merchandise for sale at our online store and improve and enhance our technology, infrastructure and systems. These initiatives will likely result in operating expenses that are higher than current operating expenses. We will need to generate significant revenues to achieve profitability and to maintain profitability if it is achieved. Although our revenues from electronic commerce have grown in recent quarters, such growth rates may not be sustainable and we may not become profitable in the future.

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

Our operating results may fluctuate depending on the season

     We expect to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Retail sales in the traditional retail industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. As a result of such factors, our operating results in one or more future quarters may fluctuate and, therefore, period-to-period comparisons of our historical results of operations may not be good indicators of our future performance.

Failure to complete the merger transaction with Onsale, Inc. could harm our stock price and future business and operations

     We face a number of specific risks if the proposed merger with Onsale is not completed, including the following:

 .    we may be required to pay Onsale a termination fee equal to four percent of our equity value (as described in the merger agreement filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on July 23, 1999);

 .    we may be required to make an unsecured loan to Onsale for up to $16.0 million;

 .    an option that has been granted to Onsale to purchase 19.9% of our common stock may become exercisable;

 .    the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed; and

 .    costs related to the merger, such as legal and accounting and some financial advisor fees, must be paid even if the merger is not completed.

     In addition, current and prospective employees may experience uncertainty about their future roles, which may impair our ability to attract and retain key management, marketing, technical and administrative personnel. This may impair our ability to conduct normal business operations if the merger is not completed.

     Furthermore, if the stock option granted to Onsale is exercised, we will be unable to account for future business combinations as a "pooling of interests."

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

We may have future capital needs

     We currently anticipate that our available funds (without considering the effects of the consummation of the proposed merger with Onsale), will be sufficient to meet our anticipated needs for working capital (including, without limitation, for marketing and advertising expenses), capital expenditures and business expansion for the next twelve months. Thereafter, we may need to raise additional funds. However, we may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary businesses, products, services or technologies. We cannot assure you that additional financing will be available, or available on terms favorable to us. If such financing is not available, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services, products or technologies, or respond to competitive pressures.

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

We face risks of capacity constraints

     Our revenues depend to a significant degree on the number of customers who use our online store to buy merchandise. We depend on the satisfactory performance, reliability and availability of our Web site, transaction-processing systems, network infrastructure, customer support center and delivery and shipping systems. These factors are critical to our reputation, our ability to attract and retain customers and to maintain adequate customer service levels, and our operating results. Prior to the launch of our redesigned Web site in November 1998, our online store experienced temporary capacity constraints from time to time. If the amount of traffic, the number of orders or the amount of auction bidding at our Web site increases substantially, we may experience capacity constraints and may need to further expand and upgrade our technology, transaction-processing systems and network infrastructure. We may be unable to sufficiently predict the rate or timing of increases in the use of our online store to enable us to quickly upgrade our systems to handle such increases.

We face risks relating to systems development

     We are heavily dependent on our technological systems, some of which were not designed for electronic commerce but have been modified by us for that use. Although we upgrade and expand these systems on an ongoing basis, in the near future we will need to significantly upgrade and expand or replace our transaction-processing systems to handle increased traffic at our online store. We will also need to upgrade and expand our systems for the Egghead Auctions format of our online store, particularly to improve its scalability. We also plan to upgrade and expand our systems to add customer feedback features to provide enhanced customer service, more complete customer data and better management reporting information. These efforts will require us to integrate newly developed and/or purchased technologies into our existing systems and to hire more engineering and information technology personnel in the near future. If we are unable in a timely manner to hire required personnel and to add new software and hardware or to develop and upgrade our existing systems to handle increased traffic and increased sales and auction bidding at our online store, we could experience unanticipated system disruptions, slower response times, degraded customer service and a decrease in our ability to fulfill customer orders.

We may be unable to manage our growth

     Our ability to successfully implement our business plan in a rapidly evolving market requires an effective planning and growth-management process. If we are unable to manage our growth, we may not be able to implement our business plan, and our business may suffer as a result. We expect that we will have to expand our business to address potential growth in the number of customers, to expand our product and service offerings and to pursue other market opportunities. We expect that we will need to expand existing operations, particularly those relating to information technology and merchandising. We expect that we will also need to continue to improve our operational, financial and inventory systems, procedures and controls, and will need to expand, train and manage our workforce, particularly our information technology staff. Furthermore, we expect that we will need to continue to manage multiple relationships with various suppliers, freight companies, warehouse operators, Web sites, Internet service providers, and other third parties as the electronic commerce business evolves.

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

 .    Companies with electronic commerce sites such as Amazon.com, Inc.,
     Beyond.com Corporation, Buy.com Inc. and Cyberian Outpost, Inc., Dell Computer Corporation and NECX Office and Personal Technology Center, and electronic software distributors such as Digital River, Inc.;

 .    Companies offering Internet auctions, such as ONSALE, Inc., uBid, Inc.,
     Yahoo! Inc., Internet Shopping Network, Inc. (the FirstAuction site), Micro Warehouse, Inc., eBay Inc. and Amazon.com, Inc.;

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

We rely heavily on certain manufacturers, distributors and suppliers

     We depend entirely on certain manufacturers, distributors and suppliers to supply us with merchandise for sale at our online store. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, or that we will be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We acquire products for sale both directly from manufacturers and indirectly through distributors and suppliers. Purchases from Ingram Micro Inc., a distributor of computers and related products, accounted for approximately 25.7% of our aggregate merchandise purchases for the three months ended July 3, 1999. We have no long-term contracts or arrangements with manufacturers, distributors or suppliers that guarantee availability of merchandise for our online store. We cannot assure you that current manufacturers, distributors and suppliers will continue to sell merchandise to us or otherwise provide merchandise for sale by us or that we will be able to establish new manufacturer, distributor or supplier relationships that ensure merchandise will be available for sale by us. We also rely on many of our distributors and suppliers to ship merchandise to customers. We have limited control over the shipping procedures of these distributors and suppliers, and such shipments have often been subject to delays. Most merchandise sold by us carries a warranty from the manufacturer or the supplier, and we are not obligated to accept merchandise returns. Nevertheless, we in fact have accepted returns from customers for which we did not receive reimbursements from our suppliers or manufacturers, and the levels of returned merchandise in the future may exceed our expectations. We may also find that we have to accept more returns in the future to maintain customer satisfaction.

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

We depend on our key personnel, and we will need to attract and retain additional personnel

     Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly George P. Orban, our Chief Executive Officer and Chairman of the Board. We do not maintain "key person" life insurance policies. Although some of our executive officers and key employees have entered into employment agreements, none of these agreements prevents any of them from leaving

Egghead.com. The loss of the services of any of our executive officers or other key employees could materially adversely affect our business. Additionally, we believe we will need to expand significantly our information technology staff in the near future and will need to identify, attract, hire, train and retain other highly-skilled personnel to be successful. Competition for personnel in the electronic commerce industry is intense. We cannot assure you that we will be able to expand our information technology staff or successfully identify, attract, hire and retain other highly-skilled personnel in a timely and effective manner.

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

We are subject to government regulation and legal uncertainties

     We are currently subject to regulations applicable to businesses generally, as well as laws or regulations directly applicable to communications or commerce over the Internet. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. The law of the Internet remains largely unsettled, even in areas where there has been some legislative action. Several states have laws that regulate auctions and auction companies within their jurisdictions. Some states may interpret their statutes to apply to our auction transactions with consumers in such states. The burdens of complying with auctioneering laws could materially increase our cost of doing business. Similarly, states may construe their existing laws governing issues such as property ownership, taxation, intellectual property, libel and personal privacy to apply to Internet companies servicing consumers within their jurisdictions. Resolution of whether or how these laws will be applied is uncertain and may take years to resolve. In addition, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, security, pricing, content, copyrights, distribution, taxation and characteristics and quality of products and services. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies.

We are vulnerable to additional tax obligations

     We currently collect sales tax only on sales of products delivered to residents in the state of Washington. However, other states or foreign countries may seek to impose sales tax collection obligations on us and other electronic commerce companies. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and cause purchasing at our online store to be less attractive to customers as compared with traditional retail purchasing. The U.S. Congress has passed legislation limiting, for a limited period of time, the ability of the states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the imposition by various states of taxes on electronic commerce.

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

We face risks associated with the closing of our retail network

     On January 28, 1998, we announced that we were changing our name to Egghead.com, Inc. and shifting our entire business emphasis to electronic commerce. During the subsequent transition, we closed our remaining retail store network and our distribution center in Sacramento, California. Although we have recorded reserves for liabilities associated with the closure of the retail store network, we cannot assure you that these reserves will be adequate to cover all remaining obligations or liabilities.

Our restated articles of incorporation and restated bylaws provide director and officer indemnification and limit their liability

     We may have to spend significant resources indemnifying our officers and directors or paying for damages caused by their conduct. The Washington Business Corporation Act provides for broad indemnification by corporations of their officers and directors, and our restated bylaws implement this indemnification to the fullest extent permitted under the Act as it currently exists or as it may be amended in the future. Similarly, our restated articles of incorporation include a provision that limits the liability of our directors to the fullest extent permitted by the Act as it currently exists or as it may be amended in the future. Consequently, subject to this Act and to certain limited exceptions in our restated articles, none of our directors will be liable to us or to our shareholders for monetary damages resulting from his or her conduct as a director.

We have anti-takeover provisions in place that make it more difficult for a third party to acquire us

  Provisions of our restated articles of incorporation, our restated bylaws and Washington law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For example, our restated articles of incorporation provide that our board of directors may, without shareholder approval, issue preferred stock with rights superior to the rights of the holders of our common stock. As a result, our board could issue preferred stock quickly and easily, adversely affecting the rights of holders of our common stock. Such preferred stock could include terms calculated to delay or prevent a change in control of Egghead.com or make the removal of management more difficult. Also, our restated bylaws contain advance notice procedures with respect to shareholder proposals and the nomination of candidates for election as directors which could make it more difficult for our shareholders to propose a change of control or to change our board of directors. In addition, our restated articles of incorporation and our restated bylaws provide for the division of our board of directors into three classes, with the directors in each class serving for three-year terms, and one class being elected each year by our shareholders. Because this system of electing and removing directors generally makes it more difficult for shareholders to replace a majority of the board of directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to gain control of Egghead.com and may preserve the tenure of the current board of directors. Furthermore, Washington law imposes restrictions on certain transactions between a corporation and certain significant shareholders. The Washington Business Corporation Act prohibits a target corporation, with certain exceptions, from engaging in certain "significant business transactions" with an "acquiring person" (generally a person or group of persons that beneficially owns 10% or more of the outstanding voting securities of the target corporation) for five years from the date the person or group of persons became an "acquiring person," unless a majority of the target corporation's board of directors approved the significant business transaction before the person or group of persons became an acquiring person. Generally, a "significant business transaction" includes a merger, asset or stock sale, and certain other transactions resulting in a financial benefit to the acquiring person. After the five-year period, a significant business transaction may occur, as long as it complies with certain "fair price" provisions of the statute. These provisions could delay or prevent a change of control of Egghead.com, even if such change of control would benefit our shareholders.

                           Part II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

     None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.   Other Information

     On July 14, 1999, Egghead.com announced that it had signed a definitive merger agreement with Onsale, a leading internet retailer. In the merger, each outstanding share of Egghead.com common stock (other than dissenting shares meeting certain conditions) will be converted into the right to receive .565 shares of Onsale common stock (the "Exchange Ratio"). The shares of Onsale common stock received by Egghead.com shareholders in the merger will represent stock ownership in the combined company after the merger. Options to purchase Egghead.com common stock will be assumed by Onsale and converted into options to purchase Onsale common stock, and the exercise price and number of shares of Onsale common stock subject to each such option will be appropriately adjusted to reflect the Exchange Ratio. The merger is intended by the parties to qualify as a tax-free reorganization and be accounted for as a "pooling of interests." If the merger is consummated, Egghead.com, Inc. will become a wholly-owned subsidiary of Onsale. Upon closing of the merger, Onsale will change its name to Egghead.com, Inc. so that the combined company will be called Egghead.com, Inc. after the merger. The merger is subject to approval by shareholders of both companies, regulatory approvals and satisfaction or waiver of certain other conditions. There can be no assurance that the proposed merger will ultimately be consummated.

     If the merger is consummated, George Orban, the Chief Executive Officer and Chairman of the board of directors of Egghead.com, will become the Chairman of the board of directors of the combined company, and Jerry Kaplan, the Chief Executive Officer, President and Chairman of the board of directors of Onsale, will become the Chief Executive Officer of the combined company.


ITEM 6.   Exhibits and Reports On Form 8-K

a.   Exhibits

      2.1 Agreement and Plan of Merger dated as of July 13, 1999 by and among Onsale, Inc., EO Corporation and Egghead.com, Inc. (incorporated herein by reference to Exhibit 2.1 to registrant's report on Form 8-K dated July 13, 1999)

      2.2 Company Stock Option Agreement dated as of July 13, 1999 between Egghead.com, Inc. and Onsale, Inc. (incorporated herein by reference to Exhibit 2.2 to registrant's report on Form 8-K dated July 13,
            1999)

      2.3 Parent Stock Option Agreement dated as of July 13, 1999 between Onsale, Inc. and Egghead.com, Inc. (incorporated herein by reference to Exhibit 2.3 to registrant's report on Form 8-K dated July 13,
            1999)

      3.2 Amended and Restated Bylaws of Egghead.com, Inc. (incorporated herein by reference to Exhibit 3.2 to registrant's report on Form 8-K dated June 8, 1999)

     10.1 Retention Bonus Agreements Between Egghead.com, Inc. and each of Brian W. Bender, Tommy Collins, Norman Hullinger and James Kalasky, dated July 13, 1999.

     10.2 Amendment No.1 to Employment Agreement Between Egghead.com, Inc. and Brian W. Bender, effective June 30, 1999.

     27.1   Financial Data Schedule

b.   Reports on Form 8-K

     We filed a report on Form 8-K dated June 8, 1999 to report, under Item 5 of Form 8-K, that our Board of Directors had approved an amendment to our Amended and Restated Bylaws which sets forth, among other things, procedures our shareholders must follow, as well as deadlines, for nominations of directors or proposals of other business for consideration at shareholder meetings.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Vancouver, State of Washington, on the 17th day of August, 1999.

                                    EGGHEAD.COM, INC.

                                    By: /s/ Brian W. Bender
                                        -------------------
                                        Brian W. Bender
                                        Chief Financial Officer,
                                        Vice President of Finance
                                        and Secretary
                                        (Authorized Officer and
                                        Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibits

          2.1 Agreement and Plan of Merger dated as of July 13, 1999 by and among Onsale, Inc., EO Corporation and Egghead.com, Inc. (incorporated herein by reference to Exhibit 2.1 to registrant's report on Form 8-K dated July 13, 1999)

          2.2 Company Stock Option Agreement dated as of July 13, 1999 between Egghead.com, Inc. and Onsale, Inc. (incorporated herein by reference to Exhibit 2.2 to registrant's report on Form 8-K dated July 13, 1999)

          2.3 Parent Stock Option Agreement dated as of July 13, 1999 between Onsale, Inc. and Egghead.com, Inc. (incorporated herein by reference to Exhibit 2.3 to registrant's report on Form 8-K dated July 13, 1999)

          3.2 Amended and Restated Bylaws of Egghead.com, Inc. (incorporated herein by reference to Exhibit 3.2 to registrant's report on Form 8-K dated June 8, 1999)

         10.1 Retention Bonus Agreements Between Egghead.com, Inc. and each of Brian W. Bender, Tommy Collins, Norman Hullinger and James Kalasky, dated July 13, 1999.

         10.2 Amendment No.1 to Employment Agreement Between Egghead.com, Inc. and Brian W. Bender, effective June 30, 1999.

         27.1  Financial Data Schedule