Form 10-Q
period 1999-10-02
EGGHEAD COM INC
filed 1999-11-16
CIK 832320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999

                                ---------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number  0-16930

                               EGGHEAD.COM, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

              Washington                                        91-1296187
              ----------                                        ----------
      (State or other jurisdiction                           (I.R.S. Employer
     incorporation or organization)                       Identification Number)


         521 S.E. Chkalov Drive                                   98683
         ----------------------                                   -----
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

                              YES   X    NO
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                 Class                             Outstanding at
                 -----                            November 4, 1999
             Common Stock                         ----------------
            $.01 par value                        30,808,260 shares

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements and Supplementary Data

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

                                                                                         April 3,          October 2,
ASSETS                                                                                     1999               1999
                                                                                    ------------------  -----------------
                       Current assets:                                                                        (unaudited)
  Cash and cash equivalents                                                                  $ 119,467         $  99,363
  Accounts receivable, net of allowance for doubtful
    accounts of $920 and $767, respectively                                                      2,316             2,424
  Merchandise inventories, net                                                                  12,599             9,500
  Prepaid expenses and other current assets                                                        759             1,688
                                                                                             ---------         ---------
          Total current assets                                                                 135,141           112,975

Property and equipment, net                                                                      9,196            12,017
Goodwill, net                                                                                   31,631            30,773
Other assets                                                                                       217               786
                                                                                             ---------         ---------
                                                                                             $ 176,185         $ 156,551
                                                                                             =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                                           $  16,276         $  20,572
  Accrued liabilities                                                                           12,398            10,239
  Reserves and liabilities related to restructuring                                              6,517             2,423
                                                                                             ---------         ---------
          Total liabilities                                                                     35,191            33,234
                                                                                             ---------         ---------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value: 10,000,000 authorized
    No shares issued and outstanding                                                                 -                 -
  Common stock, $.01 par value:
    50,000,000 shares authorized;
    30,675,059 and 30,791,244 shares issued
    and outstanding, respectively                                                                  307               308
  Additional paid-in capital                                                                   249,927           250,448
  Retained deficit                                                                            (109,240)         (127,439)
                                                                                             ---------         ---------
          Total shareholders' equity                                                           140,994           123,317
                                                                                             ---------         ---------
                                                                                             $ 176,185         $ 156.551
                                                                                             =========         =========

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

                                                          13 Weeks Ended                               26 Weeks Ended
                                                           (unaudited)                                   (unaudited)
                                                ------------------------------------------------------------------------------
                                                  September               October               September            October
                                                      26,                   2,                     26,                  2,
                                                     1998                  1999                   1998                 1999
                                                 -----------             ---------             -----------          ---------

Net sales                                           $35,075              $ 43,350                $ 64,616           $ 83,959
Cost of sales                                        31,342                40,931                  57,805             78,629
                                                 -----------             ---------              ----------         ----------

Gross margin                                          3,733                 2,419                   6,811              5,330

Selling and marketing expense                         6,941                 9,366                  12,731             18,886
General and administrative expense                    3,687                 3,745                   6,754              7,937
Restructuring                                             -                (2,735)                                    (2,735)
Merger related expense                                    -                   536                                        708
Amortization of goodwill                                429                   430                     848                859
Depreciation                                            507                 1,213                     872              2,316
                                                 -----------             ---------              ----------         ----------
Operating loss                                       (7,831)              (10,136)                (14,394)           (22,641)
Other income, net                                       632                 2,455                   1,646              4,442
                                                 -----------             ---------              ----------         ----------
Loss before income taxes                             (7,199)               (7,681)                (12,748)           (18,199)
Income tax provision                                      -                     -                       -                  -
                                                 -----------             ---------              ----------         ----------
Net loss                                            $(7,199)             $ (7,681)               $(12,748)          $(18,199)
                                                 ===========             =========              ==========         ==========

Basic loss per share                                $ (0.30)             $  (0.25)               $  (0.53)          $  (0.59)
                                                 ===========             =========              ==========         ==========
Weighted average common shares outstanding           24,281                30,783                  23,925               30,747
                                                 ===========             =========              ==========         ==========

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                               26 Weeks Ended
                                                                                                (unaudited)
                                                                              ---------------------------------------------
                                                                                  September 26,              October 2,
                                                                                       1998                     1999
                                                                              -------------------      --------------------
Cash flows from operating activities:
     Net loss from operations                                                            $(12,748)                 $(18,199)

     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                                     1,720                     3,176
          Deferred rent and other                                                              (3)                      (31)
          (Gain) loss on disposition of assets                                               (275)                       38
          Changes in assets and liabilities:
               Accounts receivable, net                                                     2,949                      (108)
               Merchandise inventories                                                     (3,748)                    3,099
               Prepaid expenses & other current assets                                        210                      (929)
               Other assets                                                                   (76)                     (571)
               Accounts payable                                                            (2,819)                    4,296
               Restructuring reserves                                                      (8,596)                   (4,094)
               Accrued liabilities                                                           (443)                   (2,159)
                                                                              -------------------      --------------------
               Net cash used in operating activities                                      (23,829)                  (15,482)
                                                                              -------------------      --------------------
Cash flows from investing activities:
     Additions to property and equipment                                                   (1,606)                   (5,144)
     Proceeds from sale of property and equipment                                           7,102                         -
                                                                              -------------------      --------------------
               Net cash provided by (used in) investing activities                          5,496                    (5,144)
                                                                              -------------------      --------------------
Cash flows from financing activities:
     Proceeds from stock issuances                                                         10,475                       522
                                                                              -------------------      --------------------
               Net cash provided by financing activities                                   10,475                       522
                                                                              -------------------      --------------------
Net decrease in cash and cash equivalents                                                  (7,858)                  (20,104)
Cash and cash equivalents at beginning of period                                           67,381                   119,467
                                                                              -------------------      --------------------
Cash and cash equivalents at end of period                                               $ 59,523                  $ 99,363
                                                                              ===================      ====================
 Supplemental disclosures of cash
   paid (received) during the year:
       Interest                                                                          $      6                  $      -
       Income taxes                                                                      $   (233)                 $   (284)


See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Amounts in thousands)

                                                                   Common Stock   Additional
                                                                  --------------   Paid-in     Retained
                                                                  Shares  Amount   Capital    (Deficit)     Total
                                                                  -------------------------------------------------
Balance, April 4, 1999                                            30,675    $307    $249,927  $(109,240)   $140,994

Stock issued for cash, pursuant to employee stock
  purchase plan                                                       16       -         114          -         114
Stock issued for cash, pursuant to stock option plan                  96       1         366          -         367
Stock grants                                                           4       -          41          -          41
Net loss                                                               -       -           -    (18,199)    (18,199)
                                                                  -------------------------------------------------
Balance, October 2, 1999                                          30,791    $308    $250,448  $(127,439)   $123,317
                                                                  =================================================

See Notes to Consolidated Financial Statements.

EGGHEAD.COM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All references herein to fiscal 1999 relate to the fiscal year ended April 3, 1999 and all references to fiscal 2000 refer to the fiscal year ending April 1, 2000.

Note 1  Basis of Presentation

The accompanying unaudited financial statements of Egghead.com, Inc. and subsidiaries ("Egghead.com" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect the adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These adjustments are of a normal and recurring nature. For further information, refer to the annual financial statements and footnotes thereto, for the 53-week period ended April 3, 1999, contained in the Company's Annual Report on Form 10-K, as amended, filed pursuant to the Securities Exchange Act of 1934. Operating results for the 26 weeks ended October 2, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2000.

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

Note 2  Merger

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

Note 3  Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Diluted earnings per common share are not disclosed as potentially dilutive common stock equivalents would be anti-dilutive to the loss per share calculation for the 13-week and 26-week periods ended October 2, 1999 and September 26, 1998.

Note 4  IncomeTaxes

Egghead.com determines its income tax accounts in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes result primarily from temporary differences in the recognition of certain items for income tax and financial reporting purposes.

Given its ongoing losses, Egghead.com does not believe that its deferred tax assets meet the realization criteria of SFAS No. 109. Under SFAS No. 109, the realization of the deferred tax assets depends on generating future taxable income. Egghead.com management has determined that it is more likely than not that the deferred tax assets could not be currently realized. Therefore, the Company did not record a tax benefit for the three months and six months ended September 26, 1998 and October 2, 1999.

Note 5  Commitments and Contingencies

Significant Suppliers

During the three months ended October 2, 1999, one primary distributor accounted for approximately 44% of Egghead.com's purchases. The loss of this distributor could have a material adverse effect on Egghead.com's operating results and financial condition.

Credit Line for Inventory Financing

The Company has available credit lines of up to $10 million for the financing of inventory. The terms of such financings vary depending on the vendor terms.
The credit lines are fully secured by the inventory purchased through the agreements with the lenders. The lenders have reserved the right to discontinue the inventory financing at any time at their discretion. At October 2, 1999, there were no borrowings outstanding under these credit lines.

Leases

Egghead.com leases corporate offices and distribution facilities under operating leases with remaining terms ranging from one to five years. The leases generally require Egghead.com to pay taxes, insurance and certain common area maintenance costs.

Aggregate rental expense, including common area maintenance charges, for all operating leases was approximately $458,000 and $333,000 for the three months ended September 26, 1998 and October 2, 1999, and $669,000 and $753,000 for the six months then ended, respectively. As of October 2, 1999, future minimum rental payments under noncancelable operating leases for headquarters and distribution facilities and equipment consisted of the following:

                                                 Operating
                                                   Leases
                     Fiscal Year               (in thousands)
                                               --------------
                     Remainder of 2000                $  683
                     2001                              1,095
                     2002                                463
                     2003                                467
                     Thereafter                          583
                                                      ------
                     Total minimum payments           $3,291
                                                      ======

The Company has recorded a restructuring liability for the closure of Egghead retail stores and the Sacramento, California distribution center, and a significant reduction in headquarters staff. The restructuring liability was $2.4 million at October 2, 1999, of which $2.2 million related to retail lease obligations, which are not included in the above schedule of future minimum rental payments.

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

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this Report on Form 10-Q relative to trends in net sales, gross margin, expense levels, liquidity and capital resources, as well as other statements in this Report on Form 10-Q, including, but not limited to, words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "seek(s)," "estimate(s)," and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those set forth under "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Particular attention should be paid to the cautionary statements involving our limited online operating history, our history of losses and expectation of future losses, the unpredictability of our future revenues and fluctuations in our operating results, the fluctuation of our operating results due to seasonality, the potential negative effects if the proposed merger with Onsale is not completed, the risks of systems failures and business interruptions, the risks of capacity constraints, the risks relating to systems development, management of growth, the intensely competitive nature of the electronic commerce industry, reliance on third parties and reliance on manufacturers, distributors and suppliers. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Proposed Merger

     On July 14, 1999, Egghead.com announced that it had signed a definitive merger agreement with Onsale, a leading internet retailer. In the merger, each outstanding share of Egghead.com common stock (other than dissenting shares meeting certain conditions) will be converted into the right to receive .565 shares of Onsale common stock (the "Exchange Ratio"). The shares of Onsale common stock received by Egghead.com shareholders in the merger will represent stock ownership in the combined company after the merger. Options to purchase Egghead.com common stock will be assumed by Onsale and converted into options to purchase Onsale common stock, and the exercise price and number of shares of Onsale common stock subject to each such option will be appropriately adjusted to reflect the Exchange Ratio. The merger is intended by the parties to qualify as a tax-free reorganization and be accounted for as a "pooling of interests." If the merger is consummated, Egghead.com will become a wholly-owned subsidiary of Onsale. Upon closing of the merger, Onsale will change its name to Egghead.com, Inc. so that the combined company will be called Egghead.com, Inc. after the merger. The merger is subject to approval by shareholders of both companies, regulatory approvals and satisfaction or waiver of certain other conditions. Egghead.com filed a proxy statement with the Securities and Exchange Commission that was distributed to shareholders of record as of September 20, 1999. A special shareholder meeting of Egghead.com was held on November 4, 1999, to seek approval of the merger, and was adjourned until November 19, 1999 to allow additional time for shareholders to cast their votes. Egghead.com is incorporated in Washington state, and therefore requires an affirmative vote of two-thirds of the outstanding shares to authorize the merger. As of the time of the November 4, 1999 adjournment, a majority of shareholders had voted in favor of the merger with Onsale. There can be no assurance that the proposed merger will ultimately be consummated.

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

     Anticipated Losses. We have incurred substantial losses in the operation and closure of our former retail store network and in the operation of our online store. As of October 2, 1999, we had a retained deficit of $127.4 million. We have not achieved profitability as an electronic commerce company and expect to continue to incur substantial net losses for the foreseeable future. We plan to continue to enhance our brand name through marketing and advertising programs, offer additional categories of merchandise for sale on our online store and improve and enhance our technology, infrastructure and systems. These initiatives will likely result in operating expenses that are higher than current operating expenses. We will need to generate significantly higher revenues to achieve profitability and maintain profitability if it is achieved. Although our net sales from electronic commerce have grown as compared with comparable prior year periods, such growth rates may not be sustainable. Additionally, we have experienced a historical trend of decreasing gross margin percentage, which increases the volume of net sales necessary for us to achieve profitability. Because of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not good indicators of our future performance.

Results of Operations--Three and Six Months Ended September 26, 1998 Compared with the Three and Six Months Ended October 2, 1999

     The following table shows the relationship of certain items relating to continuing operations included in our Consolidated Statements of Operations expressed as a percentage of net sales:

                                                                                  Percentage of Net Sales
                                                      ---------------------------------------------------------------------------
                                                                      13 weeks ended                        26 weeks ended
                                                      ---------------------------------------------------------------------------
                                                               September 26,        October 2,       September 26,     October 2,
                                                                   1998                1999              1998             1999
                                                      ---------------------------------------------------------------------------
Net sales                                                           100.0%            100.0%              100.0%            100.0%

Cost of sales                                                        89.4              94.4                89.5              93.7
                                                      ---------------------------------------------------------------------------

Gross margin                                                         10.6               5.6                10.5               6.3

Selling and marketing expense                                        19.8              21.6                19.7              22.5
General and administrative expense                                   10.5               8.6                10.4               9.5
Restructuring                                                           -              (6.3)                  -              (3.3)
Merger related expense                                                  -               1.2                   -               0.8
Depreciation and amortization expense                                 2.6               3.8                 2.7               3.8
                                                      ---------------------------------------------------------------------------
Operating loss                                                      (22.3)            (23.4)              (22.3)            (27.0)
Other income, net                                                     1.8               5.7                 2.6               5.3
                                                      ---------------------------------------------------------------------------
Loss before income taxes                                            (20.5)%           (17.7)%             (19.7)%           (21.7)%
                                                      ===========================================================================

     Net Sales. Total net sales for the second quarter of fiscal 2000 were $43.4 million, a 23.6% increase from $35.1 million for the second quarter of fiscal 1999. Net sales for the six months ended October 2, 1999 were $84.0 million, a 29.9% increase from $64.6 million for the same period in fiscal 1999. The increases in net sales for the second quarter and first six-month period of fiscal 2000 were primarily attributable to an increase in the online customer base, significant investments in marketing programs designed to promote and maintain brand awareness, an increase in the number of daily and weekly online auctions, an increase in the categories and amount of merchandise offered and advertising revenue. Our customer accounts increased to approximately 1.25 million as of October 2, 1999 from approximately 727,000 as of September 26, 1998.

     Gross Margin. Gross margin consists of net merchandise sales and advertising revenue minus cost of sales. Cost of sales includes initial margin (net sales minus cost of products sold), obsolete inventory charges and net shipping (shipping reimbursements less shipping costs). Gross margin from net sales was $2.4 million, or 5.6% of sales, for the second quarter of fiscal 2000, a reduction from gross margin of 10.6% of sales for the comparable prior year period. Gross margin from net sales was $5.3 million, or 6.3% of sales, for the six months ended October 2, 1999, compared with gross margin of 10.5% of sales for the same period in fiscal 1999. Gross margin in the second quarter and first six-month period of fiscal 2000 reflects continued downward pressure due to certain competitors' competitive pricing strategies, which was partially offset by freight and handling revenue. We have responded to these competitive pressures by reducing the selling prices on certain products. This reduction in selling prices had a material adverse impact on our second quarter fiscal 2000 gross margins when compared to our historical online gross margins. Management has initiated, and will continue to initiate, actions in an attempt to offset the reduction in gross margins; however, there can be no assurance that we will be able to maintain gross margins or that this reduction in selling prices will not negatively affect our gross margins in the third quarter of fiscal 2000.

     Selling and Marketing Expense. Selling and marketing expense consists primarily of operating expenses related to marketing, inbound telephone support, online store support and distribution. Such operating expenses include promotional agreements for online and offline advertising, credit card processing costs, payroll and benefits, telecommunications, bad debts and supplies. The selling and marketing expenses have increased $2.4 million and $6.2 million for the second quarter and first six-month period of fiscal 2000, respectively, from the comparable periods in fiscal year 1999. The increases in selling and marketing expenses were primarily attributable to our efforts to improve customer service performance, enhance our brand name recognition, and expand our online shopping capabilities. However, we cannot assure you that the increases in such expenses will actually result in the intended increases and expansions.

     General and Administrative Expense. General and administrative expense consists primarily of payroll and related expenses of headquarters support functions, such as executive, merchandising, purchasing, engineering, accounting, recruiting and facilities expenses and other general corporate expenses. The general and administrative expenses for the second quarter of fiscal 2000 decreased 10.6% to $3.7 million, or 8.6% of sales, as compared with $4.2 million, or 10.3% of sales for the first quarter of fiscal 2000. The general and administrative expenses have remained unchanged at $3.7 million for the second quarter of fiscal 2000 from the comparable period in fiscal year 1999, while these expenses have increased $1.2 million for the comparable six-month periods. This increase was primarily due to increased payroll and other overhead costs to support our sales growth.

     Restructuring. Restructuring income of $2.7 million reflects a change in management's estimate of costs remaining to complete the closure of our retail network, which is substantially complete. The revision in estimates during the quarter ended October 2, 1999 primarily related to the resolution of certain lease obligations for former retail facilities.

     Merger related expense. Merger related expense of $0.5 million and $0.7 million for the second quarter and first six-month period of fiscal 2000 represents costs incurred related to the proposed merger with Onsale, for which recognition has not been deferred, primarily related to employee retention.

     Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of our capital equipment and amortization of goodwill recorded in connection with the acquisition of Surplus Direct in August 1997. Depreciation expense of $1.2 million and $2.3 million for the second quarter and first six-month period of fiscal 2000, respectively, increased compared with $0.5 million and $0.9 million for the comparable periods in fiscal year 1999. Net property and equipment increased $2.8 million to $12.0 million at

October 2, 1999 from $9.2 million at April 3, 1999. These increases are primarily due to the purchasing of hardware and software necessary for expanding our Web site capabilities and serving our increasing customer base, and leasehold improvements to our headquarters in Vancouver, Washington and our distribution facility. Amortization expense remained consistent for each of the second quarters of fiscal 2000 and fiscal 1999 at $0.4 million.

     Other Income, Net. Other income, net for the second quarter and first six-month period of fiscal 2000 was $2.4 million and $4.4 million, respectively, compared with $0.6 million and $1.6 million for the same periods of fiscal 1999. These increases were primarily attributable to an increase in interest income, resulting from higher cash balances due to the issuance of an additional 5.75 million shares of common stock through a public offering in March 1999, which resulted in net proceeds of $72.9 million. In addition, other income, net for the quarter ended October 2, 1999 includes approximately $0.5 million of non-recurring income primarily related to the final settlement of certain pre-acquisition contingencies from the purchase of Surplus Direct in August 1997.

     Income Taxes. Due to our ongoing net operating losses, we did not record a provision for income taxes for the second quarter of fiscal 2000 or fiscal 1999. Given our recent losses, we have determined that our deferred tax assets do not meet the realization criteria of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS No. 109, the realization of the deferred tax assets depends on generating future taxable income. We have determined that it is more likely than not that the deferred tax assets could not currently be realized. Until we have determined that all of the existing net operating losses are realizable, we will not record a tax charge or benefit for future operating results. Our net operating losses can be recovered for tax purposes over a 15-year period from origin if profitability is achieved. See Note 4 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

  In recent fiscal years, we have funded our operations through cash provided by operations, public issuance of common stock, asset sales, exercises of stock options and the proceeds relating to the sale of the Corporate, Government and Educational Sales Division.

  Cash and cash equivalents decreased to $99.4 million as of October 2, 1999 from $119.5 million at April 3, 1999. The decrease in the cash balance was primarily due to net cash used in operating activities of $15.5 million and net cash used in investing activities of $5.1 million.

  Cash used in operating activities of $15.5 million for the first six-month period of fiscal 2000 was primarily due to the net loss of $18.2 million, a decrease in accrued liabilities of $2.2 million, and a $4.1 million decrease in the restructure reserve liability, partially offset by depreciation and amortization of $3.2 million, a $3.1 million decrease in inventory, and a $4.3 increase in accounts payable.

  Net cash used in investing activities of $5.1 million for the first six-month period of fiscal 2000 consisted of capital expenditures, primarily related to the upgrading of the Web site software platforms and related hardware, and leasehold improvements to the new distribution facility.

  Cash provided by financing activities of $0.5 million for the first six-month period of fiscal 2000 consisted of proceeds from stock issuances under our stock option and stock purchase plans.

  As of October 2, 1999, our principal source of liquidity was $99.4 million of cash. We have credit lines totaling $10.0 million for the financing of inventory. The credit lines are fully secured by the inventory purchased. As of October 2, 1999, there were no borrowings outstanding under these lines of credit. As of October 2, 1999, our principal commitments consisted of obligations in connection with operating leases and commitments for advertising and promotional arrangements. Although we have no material commitments for capital expenditures, we anticipate future purchases related to enhancements of our Web site to improve functionality and navigation, incorporating features that are intended to improve the customer shopping experience, and scalability and performance of our Web site. We estimate capital expenditures through the end of fiscal 2000 to be approximately $5.0 million. See Note 5 of Notes to Consolidated Financial Statements.

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

  As a company engaged in electronic commerce, we rely on computer programs and systems in connection with our internal and external communication networks and systems (including transmissions of information over the Internet), the operation of our Web site, customer use of our Web site, order processing and fulfillment, accounting and financial systems, and other business functions. Because our internal systems and software are relatively new, and the majority are covered by maintenance agreements with third-party suppliers, we do not expect that the Year 2000 costs relating to our own internal systems will be significant. Our plan for addressing Year 2000 issues has three phases: (1) identification and evaluation; (2) development of plans for addressing the issues and prioritization of those plans; and (3) implementation of plans and verification of effectiveness. As of October 2, 1999, we had completed these three phases of addressing our Year 2000 issues.

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

  Costs related to our efforts to address Year 2000 issues have been expensed as incurred and have not been material to date. We have funded Year 2000-related costs through funds provided by operations. Future costs of these efforts are partially based on numerous assumptions about future events. We cannot assure you that these estimates will be correct. Actual costs could differ materially from these estimates.

  Although we have taken steps to achieve Year 2000 compliance of our internal systems and to evaluate the compliance of third-party service providers on which our business depends, the most reasonably likely worst-case scenario resulting from possible Year 2000 noncompliance is that noncompliance by third parties would disrupt, reduce or eliminate for a period of time the ability of our customers to access and purchase products at our Web site. If such occurrences are frequent or long in duration, they could materially adversely affect our business. The Year 2000 compliance of third-party global, national and local communications networks and the compliance of individual Internet service providers is not within our control. Accordingly, a contingency plan for this worst-case scenario does not exist and we do not believe we will be able to develop one. We have, however, begun to diversify our uses of certain services among several providers to attempt to mitigate this risk. We cannot assure you, however, that our efforts will mitigate the risk of non-compliance, and any failure of third-party networks, systems or services could materially adversely affect our business.

  We believe we are taking the necessary steps regarding Year 2000 compliance with respect to matters within our control to seek to minimize the impact of Year 2000 issues on our business. However, we cannot assure you that the efforts taken to date will result in the intended level of Year 2000 compliance, that we will not incur significant additional expenses in dealing with Year 2000 issues, that the third parties upon which our business depends will achieve Year 2000 compliance, or that the Year 2000 problem will not materially adversely affect our business, financial condition or results of operations.

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

We have a history of losses and expect future losses

  We have incurred substantial losses in the operation and closing of our former retail store network and in the operation of our electronic commerce business. As of October 2, 1999, we had a retained deficit of $127.4 million. We have not achieved profitability as an electronic commerce company, and we expect to continue to incur substantial net losses for the foreseeable future. We plan to continue to enhance our brand name through competitive pricing, marketing and advertising programs, offer additional categories of merchandise for sale at our online store and improve and enhance our technology, infrastructure and systems. These initiatives will likely result in operating expenses that are higher than current operating expenses. We will need to generate significant revenues to achieve profitability and to maintain profitability if it is achieved. Although our revenues from electronic commerce have grown in recent quarters, such growth rates may not be sustainable and we may not become profitable in the future.

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

 . we may be required to make an unsecured loan to Onsale for up to $16.0 million and reimburse Onsale for expenses incurred in connection with the proposed merger, including investment banking, legal and accounting expenses;

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

  The special shareholders meeting that was held on November 4, 1999 to seek approval of the merger was adjourned until November 19, 1999, because there was an insufficient number of shareholder votes on November 4,

1999 to approve the merger. We cannot assure you that a further adjournment of the meeting will not occur or that the proposed merger will ultimately be consummated.

We face risks relating to the Year 2000 issue

  The Year 2000 issue exists because many computer systems and applications use two-digit fields to designate a year. Date-sensitive computer systems and programs may fail to recognize or correctly process the year 2000 as the century date change approaches or occurs. This inability to properly recognize or address the year 2000 may cause systems errors or failures that could seriously disrupt or prevent normal business operations. As a company engaged in electronic commerce, we rely on computer programs and systems in connection with our internal and external communication networks and systems (including transmissions of information over the Internet), the operation of our Web site, customer use of our Web site, order processing and fulfillment, accounting and financial systems, and other business functions. We have completed our Year 2000 readiness program, but cannot assure you that all of the systems on which we rely are Year 2000 compliant, and we cannot assure you that our systems will be made Year 2000 compliant in a timely manner or that the third parties upon which our business depends will achieve Year 2000 compliance. We may incur significant additional expenses for Year 2000 issues.

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

We may have future capital needs

  We currently anticipate that our available funds (without considering the effects of the consummation of the proposed merger with Onsale), will be sufficient to meet our anticipated needs for working capital (including, without limitation, for marketing and advertising expenses), capital expenditures and business expansion for at least the next twelve months. Thereafter, we may need to raise additional funds. However, we may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary businesses, products, services or technologies. We cannot assure you that additional financing will be available, or available on terms favorable to us. If such financing is not available, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services, products or technologies, or respond to competitive pressures.

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

We face risks of capacity constraints

  Our revenues depend to a significant degree on the number of customers who use our online store to buy merchandise. We depend on the satisfactory performance, reliability and availability of our Web site, transaction- processing systems, network infrastructure, customer support center and delivery and shipping systems. These factors are critical to our reputation, our ability to attract and retain customers and to maintain adequate customer service levels, and our operating results. If the amount of traffic, the number of orders or the amount of auction bidding at our Web site increases substantially, we may experience capacity constraints and may need to further expand and upgrade our technology, transaction-processing systems and network infrastructure. We may be unable to sufficiently predict the rate or timing of increases in the use of our online store to enable us to quickly upgrade our systems to handle such increases.

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

We currently compete with a variety of companies that sell personal computer products and other consumer goods through a variety of sales channels to customers. These competitors include:

 .  Companies with electronic commerce sites such as Amazon.com, Inc., Beyond.com
   Corporation, Buy.com Inc. and Cyberian Outpost, Inc., Dell Computer Corporation, and electronic software distributors such as Digital River, Inc.;

 .  Companies offering Internet auctions, such as Onsale, Inc., uBid, Inc.,
   Yahoo! Inc., Internet Shopping Network, Inc. (the FirstAuction site), Micro Warehouse, Inc., eBay Inc. and Amazon.com, Inc.;

 . Companies whose primary business is not online retailing but who derive significant revenue from electronic commerce, including America Online, Inc., Yahoo! Inc. and QVC, Inc.;

 . Traditional retailers of personal computer products such as CompUSA, Inc., Best Buy and Circuit City;

 . Manufacturers such as Dell Computer Corporation and Gateway, Inc. that sell directly to the consumer, including over the Internet;

 .  Mass merchandisers such as Wal-Mart Stores, Inc., Costco Wholesale
   Corporation and Best Buy Co., Inc. that primarily sell through traditional retail channels but also sell over the Internet; and

 . Office products retailers such as Office Depot Inc. and Staples, Inc. that primarily sell through traditional retail channels but also sell over the Internet.

 . Catalog-based merchants with a significant electronic commerce offering, such as CDW Computers Centers, Inc., Micro Warehouse, Inc., Insight Enterprises, Inc., Multiple Zones International, Inc. and Creative Computers, Inc.

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

We rely heavily on certain manufacturers, distributors and suppliers

  We depend entirely on certain manufacturers, distributors and suppliers to supply us with merchandise for sale at our online store. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, or that we will be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We acquire products for sale both directly from manufacturers and indirectly through distributors and suppliers. Purchases from Ingram Micro Inc., a distributor of computers and related products, accounted for approximately 44% of our aggregate merchandise purchases for the three months ended October 2, 1999. We have no long-term contracts or arrangements with manufacturers, distributors or suppliers that guarantee availability of merchandise for our online store. We cannot assure you that current manufacturers, distributors and suppliers will continue to sell merchandise to us or otherwise provide merchandise for sale by us or that we will be able to establish new manufacturer, distributor or supplier relationships that ensure merchandise will be available for sale by us. We also rely on many of our distributors and suppliers to ship merchandise to customers. We have limited control over the shipping procedures of these distributors and suppliers, and such shipments have often been subject to delays. Most merchandise sold by us carries a warranty from the manufacturer or the supplier, and we are not obligated to accept merchandise returns. Nevertheless, we in fact have accepted returns from customers for which we did not receive reimbursements from our suppliers or manufacturers, and the levels of returned merchandise in the future may exceed our expectations. We may also find that we have to accept more returns in the future to maintain customer satisfaction.

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

We depend on our key personnel, and we will need to attract and retain additional personnel

  Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly George P. Orban, our Chief Executive Officer and Chairman of the Board. We do not maintain "key person" life insurance policies. Although some of our executive officers and key employees have entered into employment agreements, none of these agreements prevents any of them from leaving Egghead.com. As a result of our proposed merger with Onsale, some of our executive officers or key employees may experience uncertainty about their future roles and may elect to leave the Company. The loss of the services of any of our executive officers or other key employees could materially adversely affect our business. Additionally, we believe we will need to expand significantly our information technology staff in the near future and will need to identify, attract, hire, train and retain other highly- skilled personnel to be successful. Competition for personnel in the electronic commerce industry is intense. We cannot assure you that we will be able to expand our information technology staff or successfully identify, attract, hire and retain other highly-skilled personnel in a timely and effective manner.

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

We have anti-takeover provisions in place that make it more difficult for a third party to acquire us

  Provisions of our restated articles of incorporation, our restated bylaws and Washington law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For example, our restated articles of incorporation provide that our board of directors may, without shareholder approval, issue preferred stock with rights superior to the rights of the holders of our common stock. As a result, our board could issue preferred stock quickly and easily, adversely affecting the rights of holders of our common stock. Such preferred stock could include terms calculated to delay or prevent a change in control of Egghead.com or make the removal of management more difficult. Also, our restated bylaws contain advance notice procedures with respect to shareholder proposals and the nomination of candidates for election as directors which could make it more difficult for our shareholders to propose a change of control or to change our board of directors. In addition, our restated articles of incorporation and our restated bylaws provide for the division of our board of directors into three classes, with the directors in each class serving for three-year terms, and one class being elected each year by our shareholders. Because this system of electing and removing directors generally makes it more difficult for shareholders to replace a majority of the board of directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to gain control of Egghead.com and may preserve the tenure of the current board of directors. Furthermore, Washington law imposes restrictions on certain transactions between a corporation and certain significant shareholders. The Washington Business Corporation Act prohibits a target corporation, with certain exceptions, from engaging in certain `'significant business transactions'' with an `'acquiring person'' (generally a person or group of persons that beneficially owns 10% or more of the outstanding voting securities of the target corporation) for five years from the date the person or group of persons became an `'acquiring person,'' unless a majority of the target corporation's board of directors approved the significant business transaction before the person or group of persons became an acquiring person. Generally, a `'significant business transaction'' includes a merger, asset or stock sale, and certain other transactions resulting in a financial benefit to the acquiring person. After the five-year period, a significant business transaction may occur, as long as it complies with certain `'fair price'' provisions of the statute. These provisions could delay or prevent a change of control of Egghead.com, even if such change of control would benefit our shareholders.

                          Part II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

     None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.   Other Information

ITEM 6.   Exhibits and Reports On Form 8-K

a.    Exhibits

2.1 Form of Company Voting Agreement dated July 13, 1999 between Onsale, Inc. and certain shareholders of Egghead.com, Inc. (incorporated herein by reference to Exhibit 2.4 to registrant's report on Form 8-K dated July 13,
      1999)

2.2 Form of Parent Voting Agreement dated July 13, 1999 between Egghead.com, Inc. and certain stockholders of Onsale, Inc. (incorporated herein by reference to Exhibit 2.4 to registrant's report on Form 8-K dated July 13,
      1999)

10.1 Amendment No. 1 to Egghead.com, Inc. Restated Nonemployee Director Stock Option Plan.

10.2 Amendment No. 2 to Egghead.com, Inc. Restated Nonemployee Director Stock Option Plan.

10.3 Executive Employment Agreement between Egghead.com, Inc., DJ & J Software Corporation and George P. Orban, dated September 20, 1999.

10.4 Employment Agreement between Egghead.com, Inc., Surplus Software, Inc. and Jonathan W. Brodeur, dated October 25, 1999.

10.5 Rentention Bonus Agreement between Egghead.com, Inc. and Jonathan W. Brodeur, dated July 13, 1999.

10.6 Second Amendment to Employment Agreement between Egghead.com, Inc. and Brian W. Bender, effective October 26, 1999.

10.7 Pledge Agreement by Egghead.com, Inc. for the benefit of Brian W. Bender, entered into as of September 9, 1999.

10.8 Form of Pledge Agreement by Egghead.com, Inc. for the benefit of each of the persons listed on Schedule 1 to the Agreement.

10.9 Pledge Agreement by Egghead.com, Inc. for the benefit of Jonathan W. Brodeur, entered into as of November 15, 1999.

10.10 Supplemental Retention Bonus Agreement between Egghead.com, Inc. and James Kalasky, entered into as of October 1, 1999

10.11 Promissory note signed by James Kalasky

10.12 Promissory note signed by Tommy Collins

27.1  Financial Data Schedule

b.   Reports on Form 8-K

     We filed a report on Form 8-K, dated July 13, 1999, to report, under Item 5 of Form 8-K, that we had entered into a definitive Agreement and Plan of Merger with Onsale, Inc. and EO Corporation, a wholly owned subsidiary of Onsale, Inc.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Vancouver, State of Washington, on the 16th day of November, 1999.

                                    EGGHEAD.COM, INC.

                                    By: /s/ Brian W. Bender
                                       ---------------------------------------
                                       Brian W. Bender
                                       Chief Financial Officer,
                                       Vice President of Finance and Secretary
                                       (Authorized Officer and
                                       Principal Financial Officer)

                                 EXHIBIT INDEX
Exhibits

2.1 Form of Company Voting Agreement dated July 13, 1999 between Onsale, Inc. and certain shareholders of Egghead.com, Inc. (incorporated herein by reference to Exhibit 2.4 to registrant's report on Form 8-K dated July 13,
      1999)

2.2 Form of Parent Voting Agreement dated July 13, 1999 between Egghead.com, Inc. and certain stockholders of Onsale, Inc. (incorporated herein by reference to Exhibit 2.4 to registrant's report on Form 8-K dated July 13,
      1999)

10.1 Amendment No. 1 to Egghead.com, Inc. Restated Nonemployee Director Stock Option Plan.

10.2 Amendment No. 2 to Egghead.com, Inc. Restated Nonemployee Director Stock Option Plan.

10.3 Executive Employment Agreement between Egghead.com, Inc., DJ & J Software Corporation and George P. Orban, dated September 20, 1999.

10.4 Employment Agreement between Egghead.com, Inc., Surplus Software, Inc. and Jonathan W. Brodeur, dated October 25, 1999.

10.5 Rentention Bonus Agreement between Egghead.com, Inc. and Jonathan W. Brodeur, dated July 13, 1999.

10.6 Second Amendment to Employment Agreement between Egghead.com, Inc. and Brian W. Bender, effective October 26, 1999.

10.7 Pledge Agreement by Egghead.com, Inc. for the benefit of Brian W. Bender, entered into as of September 9, 1999.

10.8 Form of Pledge Agreement by Egghead.com, Inc. for the benefit of each of the persons listed on Schedule 1 to the Agreement.

10.9 Pledge Agreement by Egghead.com, Inc. for the benefit of Jonathan W. Brodeur, entered into as of November 15, 1999.

10.10 Supplemental Retention Bonus Agreement between Egghead.com, Inc. and James Kalasky, entered into as of October 1, 1999

10.11 Promissory note signed by James Kalasky

10.12 Promissory note signed by Tommy Collins

27.1  Financial Data Schedule